Form 10-K
period 1993-12-31
WRIGLEY WILLIAM JR CO
filed 1994-03-29
CIK 108601

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993
        Commission file number 1-800

                           WM. WRIGLEY JR. COMPANY
          (Exact name of registrant as specified in its charter)

                  Delaware                        36-1988190
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)         Identification No.)

          410 North Michigan Avenue
             Chicago, Illinois                          60611
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(312) 644-2121

      Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
    Title of each class                   which registered

   Common Stock, no par value            New York Stock Exchange
                                         Midwest Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                      Class B Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of February 18, 1994, there were outstanding 90,639,703 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $2,663,970,454. As of February 18, 1994, there were outstanding 25,760,786 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on February 18, 1994 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $3,073,163,867. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

      Certain sections of the Registrant's definitive Proxy
Statement, dated February 8, 1994, for the March 8, 1994 Annual
Meeting of Stockholders and of the 1993 Annual Report to Stockholders are incorporated by reference into portions of Parts
I, II, III and IV of this Report.

                                    PART I

Item 1.  Business

(a)  General Development of Business.

      (1) General information. From 1891 to 1903, the Company was operated as a partnership until its incorporation in Illinois as Wm. Wrigley, Jr. & Co. in December, 1903. In November, 1910, the Company was reincorporated under West Virginia law as Wm. Wrigley Jr. Company, and in October, 1927, was reincorporated under Delaware law.

      Throughout its history, the Company has concentrated on one principal line of business: the manufacturing and marketing of quality chewing gum products.

      (2)  Not applicable.

(b)  Financial Information About Industry Segments.

      The Company's principal business of manufacturing and selling chewing gum constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets.

(c)  Narrative Description of Business.

      (1) Business conducted. Following is a description of the business conducted and intended to be conducted by the Company and its wholly-owned associated companies (the Company):

            (i) Principal products, markets and methods of distribution. The Company's principal business is the manufacture and sale of chewing gum, both in the United
      States and abroad.

            The Company's brands manufactured and available in the United States are: WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT and BIG RED, which account for a majority of the Company's sales volume; FREEDENT, available in three flavors, a specially formulated chewing gum which does not stick to most types of dental work; and EXTRA sugarfree chewing gum, containing NUTRASWEET* brand sweetener, available in four flavors and as bubble gum.

            Except for BIG RED, which has limited availability overseas, these six Wrigley brands are also commonly available in many international markets in various flavors. Additional brands manufactured and marketed abroad are:
      ARROWMINT, COOL CRUNCH, DULCE 16, JUICY FRUIT and P.K, chewing gums in sugar coated pellet form, FREEDENT and ORBIT sugarfree gums and BIG BOY, HUBBA BUBBA and BIG G, all standard bubble gum products.

            The Company's ten largest markets outside of the United States in 1993 were Australia, Canada, China, France,
      Germany, Mexico, Philippines, Russia, Taiwan and the United
      Kingdom.


      *NUTRASWEET is a registered trademark of The NutraSweet
Company for its brand of sweetening ingredient.

            Finished chewing gum is manufactured in four factories in the United States and nine factories in other countries. Three domestic wholly owned associated companies manufacture products other than finished chewing gum. The Amurol Products Company manufactures and markets primarily children's bubble gum items including BIG LEAGUE CHEW, BUBBLE TAPE and other uniquely packaged confections. Amurol markets HUBBA BUBBA in the United States under a licensing agreement with the parent company. Various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies are an important part of Amurol's total business. REED'S individually wrapped hard roll candies, first introduced in 1893, was acquired by Amurol Products Company in 1989. Amurol is also more actively developing export markets, the largest being Canada, Mexico and Japan. The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies and, as a small portion of its business, also manufactures flavorings and other ingredients for food-related industries.

            In 1979, the Company organized its domestic converting operations, under the name of Wrico Packaging Division, as a separate operating unit of the Company. This division was created to help further the Company's capability to produce improved packaging materials. Currently, Wrico produces about 35% of the Company's domestic printed and other wrapping supplies.

            The Company markets chewing gum primarily through wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets. Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities. Customer orders are usually received by mail or telephone and are shipped by truck from factory warehouses or leased warehousing facilities. Consumer purchases at the retail level are generated primarily through the Company's advertisements on television and radio, and in newspapers and magazines.

            (ii) New products. In 1993, EXTRA in chlorophyll and menthol flavors was introduced in France and was introduced in spearmint and peppermint flavors in Hong Kong. In
      Australia and New Zealand, currant-flavored HUBBA BUBBA was introduced.

            (iii) Sources and availability of raw materials. Natural gums and rosins and synthetic raw materials blended to make chewing gum base are readily available from private contractors and in the open market. The Company has also developed high quality, totally synthetic bases, all the components of which are readily available in the open market.

            Sugar, corn syrup, flavoring oils and aspartame are obtained in the open market, or under contracts, from suppliers in the United States. All other ingredients and necessary packaging materials are also purchased on the open market and are readily available.

            (iv) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately a dozen patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum, are deemed of material significance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2012.

            Trademarks are of material importance to the Company and are registered and maintained for all brands of the Company's chewing gum on a worldwide basis.

            (v) Seasonality. On a consolidated basis, sales normally are relatively consistent throughout the year, although the combined second and third quarters generally contribute more than half of the Company's sales.

            (vi) Working capital items. Inventory requirements of the Company are not materially affected by seasonal or other factors. In general, the Company does not offer its customers extended payment terms. The Company believes these conditions are not materially different from those of its competitors.

            (vii)  Customers.  The Company's products are
      distributed through over 5,000 customers throughout the United States alone. No single domestic or foreign customer accounts for as much as 10% of consolidated sales or revenues.

            (viii) Orders. It is the general custom of the wholesale trade to purchase chewing gum requirements at intervals of approximately ten days to two weeks to assure fresh stocks and good turnover. Therefore, an order backlog is of no significance to the chewing gum business.

            (ix) Government business. The Company has no material portion of its business which may be subject to renegotiation of profits or termination of contracts at the election of the Government.

            (x) Competitive conditions. The chewing gum market is an intensely competitive one in the United States and in most international markets. Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States. Outside sources estimate that Wrigley brands account for approximately 49% of the total chewing gum product unit sales in the United States. The Company's principal competitors in the United States are the Warner-Lambert Company and RJR Nabisco.

            Wrigley brands are sold in 121 countries and territories, although in some cases these markets are relatively small. In most international markets, there are two or three major competitors and generally a half dozen or more other companies competing for a share of the gum market in each instance.

            In all markets in which the Company distributes its products, principal methods of competition are a combination of competitive profit margins to the trade, superior quality, brand recognition, product benefit and a fair consumer price.

            (xi) Research and development. The Company has for many years maintained an active in-house program, and has also contracted outside services for developing and improving Wrigley products, machinery and operations. In relation to the Company's consolidated assets, revenues and aggregate operating expenses, amounts expended in these areas during the last three fiscal years have not been material.

            (xii) Compliance with environmental laws. Compliance with Federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of the Company.

            (xiii) Employees. During 1993, the Company employed approximately 6,700 persons worldwide.

      (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.

            Information concerning the Company's operations in different geographic areas for the years ended December 31, 1993, 1992 and 1991 is hereby incorporated by reference from the 1993 Annual Report to Stockholders, on page 16, under the caption "Operations by Geographic Areas," and on page 21 under the caption "Results of Operations."

Item 2.  Properties

      The information below relates to the principal properties of the Company which are primarily devoted to chewing gum production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company's business. All of the factories listed below operated at least one full shift throughout the year and most also operated a substantial second shift. All properties are owned in fee by the Company unless otherwise indicated. The figures given in the table are approximate.

                                                    Floor Area
     Property and Location                         (Square Feet)

    FINISHED GUM FACTORIES

    Chicago, Illinois..............................   1,255,700
    Santa Cruz, California.........................     385,500
    Gainesville, Georgia...........................     461,000
    Naperville, Illinois...........................     122,000
    Asquith, N.S.W., Australia.....................     149,000
    Salzburg, Austria..............................      22,600
    Don Mills, Ont., Canada........................     138,800
    Plymouth, England..............................     302,000
    Biesheim, France...............................     286,000
    Nairobi, Kenya.................................      35,000
    Guangzhou, China, P.R.C(a).....................      69,800
    Manila, Philippines(b).........................     100,700
    Taipei, Taiwan, R.O.C..........................      62,300

    RAW MATERIALS PROCESSING FACTORIES

    Edison, New Jersey.............................     536,000
    West Chicago, Illinois.........................      40,300
    Biesheim, France...............................      76,000

    OFFICE BUILDING

    Wrigley Building, Chicago, Illinois(c).........     451,600

      (a) In China, the Company has a 50 year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

      (b) In the Philippines, the Laurel-Langley Agreement expired on May 27, 1975 and, under the terms of the Philippine Constitution, foreign firms were required to divest themselves of their land sites (but not the structures or improvements thereon). Consequently, in December, 1975, Wrigley Philippines, Inc. donated its land site, but not the buildings thereon, by deed to the Philippine Rural Reconstruction Movement, a non-stock, non-profit organization with no government affiliation, on a lease-back arrangement for a 25-year term with an option to renew for an additional 25 years.

      (c) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 1993, the Company's offices occupied approximately 118,000 of the 451,600 square feet of rentable space in the building.

      In the case of each factory listed above, there are also included some offices and warehouse facilities. Also, the Company maintains branch sales offices and warehouse facilities in the United States and abroad, all of which are leased for varying numbers of years.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Executive Officers of the Registrant

      All elected officer positions are held for a one-year term. The positions and ages listed below are as of December 31, 1993. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

                                                                     Effective
Name and Age                  Position(s) with Registrant            Date(s)
William Wrigley, 60           President and Chief Executive Officer since 1961
R. Darrell Ewers, 60          Executive Vice President              since 1984
Douglas S. Barrie, 60         Group Vice President-International    since 1984
Ronald O. Cox, 55             Group Vice President-Marketing        since 1985
John F. Bard, 52(a)           Senior Vice President                 since 1991
Martin J. Geraghty, 57        Senior Vice President-Manufacturing   since 1989
William Wrigley, Jr., 30      Vice President                        since 1991
                              Assistant to the President             1985-1992
Gary Bebee, 47                Vice President-Customer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1992
David E. Boxell, 52           Vice President-Personnel              since 1992
                              Assistant Vice President-Personnel     1980-1991
Susan S. Fox, 35              Vice President-Consumer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1992
Dushan Petrovich, 40          Vice President-Treasurer              since 1993
                              Treasurer                                   1992
                              Associate Treasurer                         1991
                              Corporate Accounting and
                                Control Manager                      1986-1990
Wm. M. Piet, 50               Vice President-Corporate Affairs      since 1988
                              Corporate Secretary                   since 1984
John A. Schafer, 53           Vice President-Purchasing             since 1991
                              Assistant Vice President-Purchasing    1985-1991
Christafor E. Sundstrom, 45   Vice President-Corporate Development  since 1988
Jaime E. Dy-Liacco, 62        Vice President-International          since 1980
                              President-Wrigley & Co., Ltd., Japan  since 1981
                              President-Wrigley Philippines, Inc.   since 1981
Philip G. Hamilton, 53        Vice President-International          since 1993
                              Managing Director, The Wrigley
                                Company Limited, England              since 1986
Jon Orving, 44                Vice President-International          since 1993
                              Managing Director, Wrigley
                              Scandinavia AB, Sweden                since 1983
Stefan Pfander, 50            Vice President-International          since 1992
                              Co-Managing Director of Wrigley
                              GmbH, Munich, Germany                 since 1981
Donald E. Balster, 49         Senior Director-U.S. Production       since 1991
                              Director-Manufacturing Administration  1990-1991
                              Factory Manager                        1979-1990
H. J. Kim, 50                 Senior Director-Engineering           since 1988
Philip G. Schnell, 50         Senior Director-Research &
                                Development                         since 1988
John H. Sutton, 62            General Manager-Converting Division   since 1979
Dennis J. Yarbrough, 50       Corporate Controller                  since 1981


      At the meeting of the Board of Directors immediately following the annual stockholders' meeting of March 8, 1994, all officers set forth in the schedule above were re-elected for a one-year term to their positions in the Company, except Donald
E. Balster who was elected to the position of Vice President-
Production.

      (a) John F. Bard joined the Company in January 1991. He previously served as President and Chief Operating Officer and as a Director of Tambrands, Inc. of Lake Success, New York, having joined that company in 1985 as Executive Vice President.


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

      At December 31, 1993, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Midwest Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

      As of February 18, 1994, there were 15,646 stockholders of record holding Common Stock and 5,132 stockholders of record holding Class B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, is hereby incorporated by reference from the Company's 1993 Annual Report to Stockholders, on page 20, under the captions "Market Prices" and "Dividends."

Item 6.  Selected Financial Data

      Five-year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1993 Annual Report to Stockholders under the following captions and page numbers: "Operating Data" and "Other Financial Data", on page 19; "Income Taxes", on page 13; and "Postretirement Benefits", on page 17.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1993 Annual Report to Stockholders, on pages 21 and 22.

Item 8.  Financial Statements and Supplementary Data

      Consolidated financial statements of the Company at December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, with the report of independent auditors, and selected unaudited quarterly data -- consolidated results for the years ended December 31, 1993 and 1992 are hereby incorporated by reference from the Company's 1993 Annual Report to Stockholders, on pages 6 through 18 and 20, respectively.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and
         Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated February 8, 1994, for the Annual Meeting of Stockholders on March 8, 1994, on pages 2 through 4, under the caption "Election of Directors". For information concerning the Company's executive officers, see "Executive Officers of the Registrant " set forth in Part I hereof.

      Information regarding disclosure of late filers pursuant to
Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement dated February 8, 1994, for the Annual Meeting of Stockholders on March 8, 1994, on pages 17 and 18 under the caption "Compliance with Section 16(a) of the Exchange Act."

Item 11.  Executive Compensation

      Information regarding the compensation of directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement, dated February 8, 1994, for the Annual Meeting of Stockholders on March 8, 1994, on pages 7, 8 and 9 through 17 under the general captions "Compensation of Directors" and "Executive Compensation", respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

      Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 8, 1994, for the Annual Meeting of Stockholders on March 8, 1994, on pages 4 through 6 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners."

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 8, 1994, for the Annual Meeting of Stockholders on March 8, 1994 under the following captions and page numbers: "Election of Directors", on page 4, regarding Mr. William Wrigley and Mr. William Wrigley, Jr.; "Security Ownership of Certain Beneficial Owners", on page 6, regarding Mrs. Edna Jean Offield, Mr. James S. Offield and Mr. Paxson H. Offield; "Compensation Committee Interlocks and Insider Participation", on page 17, regarding Mr. Joseph H. Flom and Mr. William Wrigley; and "Related Transactions", on page 17, regarding the Company's purchase of stock from the Offield Family Foundation.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a)  1,2.  Financial Statements and Financial Statement
Schedules

      The data listed in the accompanying Index to Financial
Statements and Financial Statement Schedules, on page F-1 hereof, is filed as part of this Report.

          3.  Exhibits

      The exhibits listed in the accompanying Index to Exhibits, on page F-8 hereof, are filed as part of this Report or are incorporated by reference herein as indicated thereon.

     (b)  Not Applicable.

     (c)  See (a) 3 above.

     (d)  See (a) 1, 2 above.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1994             WM. WRIGLEY JR. COMPANY
                                        (Registrant)

                                   By: /s/
                                           John F. Bard
                                       Senior Vice President
                                    (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Title

                               President, Chief
    William Wrigley            Executive Officer,
                               Director

                               Senior Vice President
    John F. Bard               (Principal Financial Officer)

                               Corporate Controller
   Dennis J. Yarbrough         (Principal Accounting Officer)

                               Director
   Charles F. Allison III

                               Director
   Lee Phillip Bell

                               Director
   Robert P. Billingsley

                               Director     By /s/
R. Darrell Ewers                                Wm. M. Piet
                                              Attorney-in-Fact
                               Director
   Gary E. Gardner
                                            Date:  March 29, 1994
                               Director
   Penny Sue Pritzker

                               Director
   Richard K. Smucker

                               Director
   William Wrigley, Jr.

                                                      Exhibit 23.

                        CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in this Annual
Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 31, 1994, included in the 1993 Annual Report to
Stockholders of Wm. Wrigley Jr. Company.

      Our audits also included the financial statement schedules of Wm. Wrigley Jr. Company listed in item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-43738 and 33-22788) pertaining to the Special Investment and Savings Plan for Wrigley Employees and the Wm. Wrigley Jr. Company Management Incentive Plan, and in the related Prospectuses, of our report dated January 31, 1994, with respect to the consolidated financial statements and consolidated financial statement schedules of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1993.




 /s/    ERNST & YOUNG
        Ernst & Young


Chicago, Illinois
March 25, 1994


                                                                     WM. WRIGLEY JR. COMPANY
                                                              AND WHOLLY OWNED ASSOCIATED COMPANIES

                                                                  INDEX TO FINANCIAL STATEMENTS
                                                                AND FINANCIAL STATEMENT SCHEDULES
                                                                          (Item 14(a))

                                                                               Reference
                                                                    Form        Annual Report
                                                                    10-K             to
                                                                    Report       Stockholders
Data incorporated by reference from the attached 1993 Annual Report to Stockholders of Wm. Wrigley Jr. Company and wholly owned associated companies:
   Consolidated balance sheet at December 31, 1993 and 1992........                       8-9
   For the years ended December 31, 1993, 1992 and 1991:
       Statement of consolidated earnings and retained earnings....                        6
       Statement of consolidated cash flows........................                        7
       Accounting policies and notes to consolidated financial
        statements.................................................                      10-17
   Consolidated financial statement schedules at December 31, 1993 or for the years ended December 31, 1993, 1992 and 1991:
    I.  Marketable securities-other investments....................   F-2
   II.  Amounts receivable from related parties and underwriters,
        promoters, and employees other than related parties........   F-3
    V.  Property, plant and equipment..............................   F-4
   VI.  Accumulated depreciation, depletion and amortization of
        property, plant and equipment..............................   F-5
 VIII.  Valuation and qualifying accounts..........................   F-6
    X.  Supplementary income statement information.................   F-7


      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or accounting policies and notes thereto.

      With the exception of the pages listed in the above index and the items referred to in Items, 1,5,6,7, and 8 of this Form
10-K Report, the 1993 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                                  WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

                                                       SCHEDULE I-MARKETABLE SECURITIES-OTHER INVESTMENTS

                                                                        December 31, 1993
                                                                  (Dollar Amounts In Thousands)

          Column A                        Column B    Column C   Column D        Column E
                                                                              Amount at which
        Name of Issuer                     Number                 Market    Security is Carried
       and Title of Issue                of Shares      Cost      Value      on Balance Sheet
Short-term investments:
    Municipal Obligations...............              $92,978    $92,978          $92,978
    Commercial Paper....................                2,688      2,688            2,688
    Other short-term investments........                7,890      7,890            7,890
                                                     $103,556    103,556          103,556

Marketable equity securities:
   Texaco-common stock..................  124,796    $    350     $8,080           $8,080
         -preferred stock...............    2,496           7        128              128
   Amoco-common stock...................   55,715          47      2,946            2,946
   AT&T-common stock....................   80,848         570      4,245            4,245
   Other communications companies-
         common stock...................                1,419     12,435           12,435
   Other companies-common stock.........                  852      3,583            3,583
                                                     $  3,245    $31,417          $31,417


                                                  WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

                                                    SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                                                UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                          Years ended December 31, 1993, 1992 and 1991
                                                                         (In Thousands)
              Column A              Column B      Column C    Column D        Column E
                                   Balance at                                Balance at
                                   Beginning                   Amounts       End of Period
              Debtor               of Period     Additions    Collected  Current  Noncurrent
1993:
   Dustin Allred.................    $117            -             7         8      $102(H)
   John Bard.....................     206            -            14        14       178(I)
   Larry Carman..................      -            157            3         9       145(R)
   Reuben Gamoran................     115            -             8         7       100(K)
   Dennis Mally..................      -            170            6        10       154(Q)
   Michael H. McKean.............     115            -            12         8        95(F)
   Jon Orving....................     164            -            10        10       144(N)
   Dushan Petrovich..............     137            -             8         8       121(O)
   Christafor E. Sundstrom.......     162            -            11        11       140(D)
   Jaime Vizcaino................     121            -             9       112         -(E)
   Dennis J. Yarbrough...........      -            100            4         6        90(P)
1992:
   Dustin Allred.................     225            -           108         8       109(H)
   Donald E. Balster.............     129            -           129        -         - (B)
   John Bard.....................     219            -            13        14       192(I)
   Paul Dodman...................      -            355          257         6        92(J)
   Reuben Gamoran................      -            120            5         7       108(K)
   Andrew Holynskyj..............      -            100            1         6        93(L)
   James McDonald................     102            -             7         7        88(C)
   Michael H. McKean.............     136            -            21         8       107(F)
   Mark Monroe...................      -            100            4         6        90(M)
   Jon Orving....................      -            165            1        10       154(N)
   Dushan Petrovich..............      -            140            3         8       129(O)
   Peter Reid....................     109            -            17         7        85(G)
   Christafor E. Sundstrom.......     173            -            11        11       151(D)
   Jaime Vizcaino................     130            -             9         9       112(E)
1991:
   Dustin Allred.................      -            225            -       108       117(H)
   Donald E. Balster.............     138            -             9         9       120(B)
   John Bard.....................      -            225            6        14       205(I)
   James McDonald................     109            -             7         7        95(C)
   Michael H. McKean.............     145            -             9         9       127(F)
   William M. Piet...............     144            -           144        -         - (A)
   Peter Reid....................     119            -            10         7       102(G)
   Christafor E. Sundstrom.......     180            -             7        11       162(D)
   Jaime Vizcaino................     139            -             9         9       121(E)
- ----------------------------------------------
Notes:
    Non-interest bearing note, secured by recorded interest in personal residence.
    Payable in monthly installments with final payment for the balance due:

    (A)  June 1991              (G)  August 1995       (M)  April 1997
    (B)  September 1994         (H)  December 1996     (N)  December 1997
    (C)  July 1994              (I)  August 1996       (O)  July 1997
    (D)  July 1995              (J)  September 1997    (P)  May 1998
    (E)  August 1994            (K)  March 1997        (Q)  June 1998
    (F)  April 1995             (L)  November 1997     (R)  September 1998


                                                  WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

                                                           SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT(A)

                                                          Years ended December 31, 1993, 1992, and 1991
                                                                         (In Thousands)

                 Column A             Column B   Column C   Column D     Column E      Column F
                                     Balance at                        Other Changes-  Balance
                                     Beginning   Additions             Add(Deduct)     at End
          Classification             of Period    at Cost  Retirements  Describe(B)   of Period
1993:
   Land............................. $ 17,010   $ 6,166    $    170     $   (510)     $ 22,496
   Buildings and building equipment.  166,342    10,872         641       (3,170)      173,403
   Machinery and equipment..........  330,065    46,057      13,459       (7,685)      354,978
                                     $513,417   $63,095    $ 14,270     $(11,365)     $550,877
1992:
   Land............................. $ 16,629   $ 1,370    $    850     $   (139)     $ 17,010
   Buildings and building equipment.  157,044    14,270       2,040       (2,932)      166,342
   Machinery and equipment..........  312,848    51,042      22,831      (10,994)      330,065
                                     $486,521   $66,682    $ 25,721     $(14,065)     $513,417
1991:
   Land............................. $ 15,995   $   461    $     80     $    253      $ 16,629
   Buildings and building equipment.  149,543     5,458         330        2,373       157,044
   Machinery and equipment..........  291,602    39,316      14,702       (3,368)      312,848
                                     $457,140   $45,235    $ 15,112     $   (742)     $486,521


Notes:

(A) Depreciation is provided by the straight line and accelerated methods over the estimated useful lives of the respective assets (buildings and building equipment-12 to 50 years;
    machinery and equipment-3 to 20 years).

(B) Foreign currency translation adjustment.

                                                  WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

                                                         SCHEDULE VI-ACCUMULATED DEPRECIATION, DEPLETION
                                                        AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                                                          Years ended December 31, 1993, 1992 and 1991
                                                                         (In Thousands)


      Column A                        Column B   Column C   Column D     Column E     Column F
                                                 Additions                Other
                                     Balance at  Charged to             Changes-     Balance at
                                     Beginning   Costs and              Add (Deduct)   End of
     Description                     of Period   Expenses  Retirements  Describe(A)    Period
1993:
   Buildings and building equipment..$ 94,968   $ 7,861     $    410     $(1,006)    $101,413
   Machinery and equipment........... 196,312    26,704       10,624      (2,796)     209,596
                                     $291,280   $34,565     $ 11,034     $(3,802)    $311,009

1992:
   Buildings and building equipment..$ 91,401   $ 6,949     $  1,630     $(1,752)    $ 94,968
   Machinery and equipment........... 193,734    22,857       14,432      (5,847)     196,312
                                     $285,135   $29,806     $ 16,062     $(7,599)    $291,280

1991:
   Buildings and building equipment..$ 85,150   $ 6,623     $    303     $   (69)    $ 91,401
   Machinery and equipment........... 183,031    22,072       10,503        (866)     193,734
                                     $268,181   $28,695     $ 10,806     $  (935)    $285,135


Note:

(A) Foreign currency translation adjustment.


                                                  WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

                                                        Schedule VIII - Valuation and Qualifying Accounts
                                                          Years ended December 31, 1993, 1992 and 1991
                                                                         (In Thousands)


     Column A            Column B           Column C               Column D     Column E
                                            Additions

                        Balance at  Charged to    Charged to                 Balance at
                        Beginning   Costs and   Other Accounts  Deductions-    End of
    Description         of Period    Expenses      Describe      Describe(A)   Period
1993:
   Allowance for
    doubtful accounts... $2,357       $2,800            -           $  750       $4,407

1992:
   Allowance for
    doubtful accounts... $2,454       $1,339            -           $1,436       $2,357

1991:
   Allowance for
    doubtful accounts... $3,046       $  694            -           $1,286       $2,454




(A)  Uncollectable accounts written-off, net of recoveries.


                                                  WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

                                                      SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                            Years ended December 1993, 1992 and 1991
                                                                         (In Thousands)


                               Column A                                     Column B
                                                                           Charged to
                                 Item                                      Costs and
                                                                            Expenses
      1993:
         Maintenance and repairs..........................................  $ 18,475

         Taxes, other than payroll and income taxes.......................  $  8,557

         Advertising costs................................................  $198,985

      1992:
         Maintenance and repairs..........................................  $ 21,647

         Taxes, other than payroll and income taxes.......................  $  8,831

         Advertising costs................................................  $178,557

      1991:
         Maintenance and repairs.........................................   $ 19,801

         Taxes, other than payroll and income taxes......................   $  8,359

         Advertising costs...............................................   $159,480


                           WM. WRIGLEY JR. COMPANY
                    AND WHOLLY OWNED ASSOCIATED COMPANIES

                              INDEX TO EXHIBITS
                                 (Item 14(a))

Exhibit
Number                       Description of Exhibit

        Proxy Statement of the Registrant, dated February 8,
        1994, for the March 8, 1994 Annual Meeting of
        Stockholders, is hereby incorporated by reference.

 3(a). Restated Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to the Company's
        Form 10-K filed for the fiscal year ended December 31, 1992.)

3(b). By-laws of the Registrant, as amended. (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1992.)

10(a). Senior Executive Insurance Plan. (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1991.)

10(b). Deferred Compensation Plan for Non-Employee Directors, as amended.

10(c).  Non-Employee Directors' Death Benefit Plan.
        (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1989.)

10(d).  1993 Executive Incentive Compensation Plan.

10(e). Supplemental Retirement Plan. (Incorporated by reference to the Company's Form 10-K filed for fiscal year ended December 31, 1990.)

10(f). Management Incentive Plan. (Incorporated by reference to the Company's Form 10-K filed for fiscal year ended December 31, 1990.)

10(g).  Stock Retirement Plan for Non-Employee Directors.
        (Incorporated by reference to the Company's Form 10-K filed for fiscal year ended December 31, 1990.)

13.     1993 Annual Report to Stockholders of the Registrant.

21.     Subsidiaries of the Registrant.

23.     Consent of Independent Auditors.  (See page 11.)

24.     Power of Attorney.
- --------------------

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $15.00 representing reproduction and handling costs.