Form 10-Q
period 1994-03-31
WRIGLEY WILLIAM JR CO
filed 1994-05-13
CIK 108601

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to



For Quarter Ended March 31, 1994         Commission file number 1-800



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


(Registrant's telephone number, including area code) 312-644-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes     x    .  No        .

90,811,623 shares of Common Stock and 25,562,495 shares of Class B Common Stock were outstanding as of April 15, 1994.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)


                                       Three Months Ended
                                           March 31
                                      1994         1993
Revenues:
  Net sales                       $   378,557      332,333
  Investment and other income           2,551        2,140
  Nonrecurring gain on sale of
       Singapore property              38,102          -

      Total revenues                  419,210      334,473

Costs and expenses:
  Cost of sales                       162,936      145,113
  Selling, distribution, and
    general administrative            137,059      122,240
  Interest                                582          240

      Total costs and expenses        300,577      267,593

Earnings before income taxes          118,633       66,880

Income taxes                           42,691       24,520

Net earnings                      $    75,942       42,360

Net earnings per average share of
  common stock                    $       .65          .36
Dividends declared per share of
   common stock                   $       .12          .10

Average number of shares
  outstanding for the period      116,393,296  116,696,424

All dollar amounts in thousands except for per share values.

SEE ACCOMPANYING NOTES ON PAGE 5

                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                                                          Three Months Ended
                                                               March 31,
                                                          1994           1993
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                         $  75,942      42,360
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                           9,016       7,270
     (Gain) Loss on sales of property, plant, and
      equipment                                           (38,321)        149
     (Increase) decrease in:
       Accounts receivable                                (34,034)    (36,224)
       Inventories                                        (17,533)     (7,203)
       Other current assets                                  (240)     (3,696)
       Other assets and deferred charges                   11,378      (3,940)
     Increase (decrease) in:
       Accounts payable                                     2,549       8,004
       Accrued expenses                                     1,686      12,764
       Income and other taxes payable                      39,543       9,578
       Deferred taxes                                      (6,725)       (124)
       Other noncurrent liabilities                         3,120         632

   Net cash flows - operating activities                   46,381      29,570

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment             (9,675)    (16,819)
   Proceeds from property retirements                      39,163         868
   Purchases of short-term investments                    (81,971)         -
   Maturities of short-term investments                    86,890          -
   Net (increase) decrease in short-term investments          -         9,426

   Net cash flows - investing activities                   34,407      (6,525)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                         (11,640)    (11,668)
   Common stock purchased                                  (5,600)     (5,291)

   Net cash flows - financing activities                  (17,240)    (16,959)

Effect of exchange rate changes on cash and
  cash equivalents                                            673       1,998

Net increase in cash and cash equivalents                  64,221       8,084
Cash and cash equivalents at beginning of period           86,290      84,144

Cash and cash equivalents at end of period              $ 150,511      92,228
SUPPLEMENTAL CASH FLOW INFORMATION

  Income taxes paid                                     $  10,105      16,289
  Interest paid                                         $     577         237
  Interest and dividends received                       $   2,224       2,264

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5

                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)
                                                       March 31,        December 31,
                                                         1994               1993
Current assets:
  Cash and cash equivalents                           $  150,511            86,290
  Short-term investments                                  98,615           103,556
  Accounts receivable                                    153,921           118,222
   (less allowance for doubtful accounts;
    3/31/94-$4,896; 12/31/93-$4,407)
  Inventories -
    Finished goods                                        54,266            47,471
    Raw materials and supplies                           141,392           129,325
                                                         195,658           176,796
  Other current assets                                    11,888            11,511
  Deferred income taxes - current                          5,901             5,918
      Total current assets                               616,494           502,293

Marketable equity securities at fair value                30,038            31,417
Other assets and deferred charges                         18,823            25,881
Deferred income taxes - noncurrent                        20,918            15,865

Property, plant and equipment, at cost                   558,684           550,877
Less accumulated depreciation                            318,565           311,009
                                                         240,119           239,868
      Total assets                                    $  926,392           815,324

Current liabilities:
  Accounts payable                                    $   65,696            62,621
  Accrued expenses                                        69,680            67,137
  Dividends payable                                       13,965            11,640
  Income and other taxes payable                          57,302            17,127
  Deferred income taxes - current                            470               636
      Total current liabilities                          207,113           159,161

Deferred income taxes - noncurrent                        20,685            22,716
Other noncurrent liabilities                              61,804            58,265

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000,000 shares
      Issued - 90,811,623 shares at 3/31/94;
               90,588,065 shares at 12/31/93              12,082            12,078
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
               25,562,495 shares at 3/31/94;
               25,812,424 shares at 12/31/93               3,438             3,442

  Additional paid-in capital                               1,457             1,467

  Retained earnings                                      626,617           564,640
  Foreign currency translation adjustment                (22,885)          (24,757)
  Unrealized holding gains on marketable equity
    securities                                            17,415            18,312
  Common Stock in treasury, at cost - 26,371
    shares at 3/31/94; 0 shares at 12/31/93               (1,334)              -
       Total stockholders' equity                        636,790           575,182
       Total liabilities & stockholders' equity       $  926,392           815,324
All dollar amounts in thousands.

SEE ACCOMPANYING NOTES ON PAGE 5.

                             FORM 10-Q

                      WM. WRIGLEY JR. COMPANY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statement of Consolidated Earnings (Condensed) for the three month periods ended March 31, 1994 and 1993, the Statement of Consolidated Cash Flows (Condensed) for the three month periods ended March 31, 1994 and 1993, and the Consolidated Balance Sheet (Condensed) at March 31, 1994 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1993 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1993 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                            Decrease (Increase) to
                                             Stockholders' Equity

     First Quarter                            1994           1993

     Balance at January 1                  $24,757           9,692
     Translation adjustment for the
       first quarter                        (1,872)          3,002

     Balance at March 31                   $22,885          12,694

                             FORM 10-Q
              PART I - FINANCIAL INFORMATION - ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

The 1994 first quarter net sales of $378.6 million was an increase of nearly 14% from the prior year. This increase was primarily due to higher worldwide volume with overseas sales being a major contributor to the gain. This increase was moderated somewhat by translation to a stronger U.S. Dollar.

Investment and Other Income

The 1994 first quarter investment and other income increased by 19%

due primarily to larger amounts invested.

Costs and Expenses

Cost of Sales

Cost of sales for the first quarter 1994 increased $17.8 million or 12% compared to the prior year. This was mainly due to higher international shipment volume and the continued trend toward more sugarfree products.

The consolidated gross profit percentage for the first quarter of 1994 was 57.0%, compared to 56.3% for the prior year. Lower unit product cost, mainly in the U.S., contributed to the gross margin improvement.

Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the first quarter of 1994 increased $14.8 million or 12.1% from the
prior year.   Advertising expenses accounted for a substantial amount
of the increase.

Net Earnings

In January 1994, the Company sold its real estate holdings in Singapore for a pre-tax gain of $38.1 million. This nonrecurring gain increased net earnings by an after-tax amount of $24.8 million or $.21 per share.

Total net earnings for the first quarter of 1994 were $75.9 million, an increase of $33.6 million or 79%. On a per share basis, earnings were $.65, an increase of $.29 or 81%. Excluding the nonrecurring Singapore gain, the earnings increases were $8.8 million or 21% and $.08 per share or 22%.

                             FORM 10-Q
         PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION





LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1994 the Company's cash and cash equivalents and short-term investments totaled $249.1 million compared to $189.8 million at December 31, 1993 - an increase of $59.2 million. The ratio of current assets to liabilities (current ratio) at March 31, 1994 was
3.0 to 1 compared to 3.2 to 1 at December 31, 1993.

Capital expenditures for 1994 are expected to be higher than 1993's expenditures of $63.1 million and are expected to be funded from the Company's operations and internal sources including the proceeds from the sale of real estate holdings in Singapore.

                             FORM 10-Q

                    PART II - OTHER INFORMATION


Item 4 - Submission of Matters to Vote of Security Holders

    The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 8, 1994 to consider the following proposals: 1, the election of nine directors to serve for the ensuing year; and 2, ratification of the appointment of Ernst & Young as the Company's independent auditors for 1994. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

    Proposal 1. Election of nine directors. With each class of stock voting together, a total of 348,469,854 votes were eligible to be cast and a total of 313,404,926 were submitted with respect to each nominee as follows:

    Nominee                     For       % For      Withheld
    Charles F. Allison III  313,021,702    99.88      383,224
    Lee Phillip Bell        313,099,334    99.90      305,592
    Robert P. Billingsley   313,045,175    99.89      359,751
    R.D. Ewers              313,158,945    99.92      245,981
    Gary E. Gardner         313,072,361    99.89      332,565
    Penny Sue Pritzker      313,072,167    99.89      332,759
    Richard K. Smucker      313,083,308    99.90      321,618
    William Wrigley         313,158,056    99.92      246,870
    William Wrigley, Jr.    313,145,749    99.92      259,177


    Proposal 2. Ratification of Auditors. With each class of stock voting together, a total of 348,469,854 votes were eligible to be cast and a total of 313,404,926 were submitted as follows:

                 For          Against      Abstain

              312,568,573     449,069      387,284

                             FORM 10-Q

                    PART II - OTHER INFORMATION


Item 5 - Other Information

         At its meeting of August 18, 1993, the Board of Directors adopted a resolution authorizing the Company to purchase from time to time shares of the Company's Common Stock not to exceed $100,000,000 in aggregate price.

    The Company's Management Incentive Plan (MIP) authorizes the granting of up to 5,400,000 shares of the Company's Common Stock (including 492,222 shares issued under the predecessor 1984 Stock Award Plan) to key managers in various forms including stock grants and stock appreciation rights. Shares so awarded may be issued from the Company Treasury or purchased in the open market.

    The Company Stock Retirement Plan for Non-employee Directors authorizes award of up to 300,000 shares in the aggregate to non-employee directors upon their retirement from the Board. Shares so awarded may be issued from the Company Treasury or purchased in the open market.

    During the first quarter of 1994, 120,000 shares were purchased under the above resolutions at an aggregate purchase price of $5,600,150. Of these 93,629 shares were awarded under employee benefit programs, and 26,371 shares were retained as Treasury Stock by the Company for future uses to be determined.


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the three month period ended March 31, 1994.

                             FORM 10-Q

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WM. WRIGLEY JR. COMPANY
                                        (Registrant)


                                  By
                                      Dennis J. Yarbrough
                                      Corporate Controller


                                  By
                                      Dushan Petrovich
                                      Vice President - Treasurer



Date    May 13, 1994