Form 10-Q
period 1994-06-30
WRIGLEY WILLIAM JR CO
filed 1994-08-12
CIK 108601

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to




For Quarter Ended    June 30, 1994       Commission file number 1-800



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

91,053,266 shares of Common Stock and 25,320,852 shares of Class B Common Stock were outstanding as of July 15, 1994.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)

                                    Three Months Ended           Six Months Ended
                                          June 30,                  June 30,
                                      1994         1993         1994         1993
Revenues:
  Net sales                       $   423,048      386,167      801,605     718,500
  Investment and other income           2,783        2,460        5,334       4,600
  Nonrecurring gain on sale of
   Singapore property                    -            -          38,102         -

      Total revenues                  425,831      388,627      845,041     723,100

Costs and expenses:
  Cost of sales                       185,761      165,301      348,697     310,414
  Selling, distribution, and
    general administrative            149,190      139,440      286,249     261,680
  Interest                                391          269          973         509

      Total costs and expenses        335,342      305,010      635,919     572,603

Earnings before income taxes           90,489       83,617      209,122     150,497

Income taxes                           32,142       30,057       74,833      54,577

Net earnings                      $    58,347       53,560      134,289      95,920

Net earnings per average share of
  common stock                    $       .50          .46         1.15         .82
Dividends declared per share of
  common stock                    $       .12          .10          .24         .20
Average number of shares
  outstanding for the period      116,374,118  116,549,955  116,383,654 116,622,785



All dollar amounts in thousands except for per share values.

SEE ACCOMPANYING NOTES ON PAGE 5


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)
                                                           Six Months Ended
                                                                June 30,
                                                          1994          1993
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $ 134,289      95,920
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                         19,049      15,426
     Gain on sales of property, plant, and
      equipment                                          (38,460)       (578)
     (Increase) decrease in:
       Accounts receivable                               (52,551)    (50,302)
       Inventories                                       (10,757)     (2,422)
       Other current assets                               (1,660)     (3,479)
       Other assets and deferred charges                  10,354      (4,275)
     Increase (decrease) in:
       Accounts payable                                   13,743      13,067
       Accrued expenses                                   15,360      27,715
       Income and other taxes payable                     25,851      (1,103)
       Deferred taxes                                     (4,195)     (1,080)
       Other noncurrent liabilities                        3,644        (191)

   Net cash flows - operating activities                 114,667      88,698

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment           (27,129)    (30,586)
   Proceeds from property retirements                     39,580       2,298
   Purchases of short-term investments                  (111,182)        -
   Maturities of short-term investments                  113,184         -
   Net (increase) decrease in short-term investments        -          5,722

   Net cash flows - investing activities                  14,453     (22,566)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (25,605)     (23,323)
   Common stock purchased                                (5,600)     (10,084)

   Net cash flows - financing activities                (31,205)     (33,407)

Effect of exchange rate changes on cash and
  cash equivalents                                        1,987       (1,663)

Net increase in cash and cash equivalents                99,902       31,062
Cash and cash equivalents at beginning of period         86,290       84,144

Cash and cash equivalents at end of period             $186,192      115,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $ 54,340       59,315
Interest paid                                          $    979          475
Interest and dividends received                        $  5,226        4,725


All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)
                                                        June 30,        December 31,
                                                          1994              1993
Current assets:
  Cash and cash equivalents                           $ 186,192             86,290
  Short-term investments                                101,460            103,556
  Accounts receivable                                   176,611            118,222
   (less allowance for doubtful accounts;
    6/30/94 - $5,376; 12/31/93-$4,407)
  Inventories -
    Finished goods                                       49,828             47,471
    Raw materials and supplies                          141,968            129,325
                                                        191,796            176,796
  Other current assets                                   13,579             11,511
  Deferred income taxes - current                         6,294              5,918
       Total current assets                             675,932            502,293
Marketable equity securities at fair value               30,692             31,417
Other assets and deferred charges                        20,169             25,881
Deferred income taxes - noncurrent                       18,410             15,865

Property, plant and equipment, at cost                  579,478            550,877
Less accumulated depreciation                           329,971            311,009
                                                        249,507            239,868
      Total assets                                    $ 994,710            815,324

Current liabilities:
  Accounts payable                                    $  78,512             62,621
  Accrued expenses                                       84,916             67,137
  Dividends payable                                      13,965             11,640
  Income and other taxes payable                         44,597             17,127
  Deferred income taxes - current                           404                636
      Total current liabilities                         222,394            159,161

Deferred income taxes - noncurrent                       21,428             22,716
Other noncurrent liabilities                             62,937             58,265

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000,000 shares
      Issued - 91,046,588 shares at 6/30/94;
               90,588,065 shares at 12/31/93             12,112             12,078
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
              25,327,530 shares at 6/30/94;
              25,812,424 shares at 12/31/93               3,408              3,442

  Additional paid-in capital                              1,457              1,467

  Retained earnings                                     670,999            564,640
  Foreign currency translation adjustment               (16,531)           (24,757)
  Unrealized holding gains on marketable equity
    securities                                           17,840             18,312
  Common Stock in treasury, at cost - 26,371
    shares at 6/30/94; 0 shares 12/31/93                 (1,334)               -
       Total stockholders' equity                       687,951            575,182

       Total liabilities & stockholders' equity      $  994,710            815,324

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                             FORM 10-Q

                      WM. WRIGLEY JR. COMPANY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statement of Consolidated Earnings (Condensed) for the three and six month periods ended June 30, 1994 and 1993, the Statement of Consolidated Cash Flows (Condensed) for the six

     month periods ended June 30, 1994 and 1993, and the Consolidated Balance Sheet (Condensed) at June 30, 1994 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1993 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1993 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                               Decrease (Increase) to
                                                Stockholders' Equity

     Second Quarter                              1994           1993

     Balance at April 1                        $22,885        12,694
     Translation adjustment for the
       second quarter                           (6,354)        3,730

     Balance at June 30                        $16,531        16,424

     Six Months

     Balance at January 1                      $24,757         9,692
     Translation adjustment for
       the six-month period                     (8,226)        6,732

     Balance at June 30                        $16,531        16,424

                             FORM 10-Q
              PART I - FINANCIAL INFORMATION - ITEM 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

1994 second quarter and first six months net sales exceeded the same period last year by 9.6% and 11.6%, respectively. Higher international volume accounts for the majority of the sales gain with over half of the volume increase coming from the emerging markets of Central and Eastern Europe and Latin America.


Investment and Other Interest Income

1994 second quarter and first six months investment and other interest income increased by 13% and 16% respectively when compared with the same periods in 1993. The increases are due to higher invested balances and higher yields.


Costs and Expenses

Cost of Sales

Cost of sales for the second quarter and first six months of 1994 increased by 12.4% and 12.3% respectively, compared with the same periods last year. The increases were primarily due to volume increases in emerging markets which impose import duties.

The Company's consolidated gross profit percentages declined slightly mainly due to import duties and pricing restraints in newer markets. They were:

                                   1994         1993

        Second Quarter             56.1%        57.2%
        First Half                 56.5%        56.8%


Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the second quarter and the first six months of 1994 exceeded the same periods last year by 7.0% and 9.4%, respectively. These increases were primarily due to higher advertising, marketing and selling expenses.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             (Cont'd)




Income Taxes

The effective tax rates for the second quarter and first half of 1994 and 1993 are shown below:

                               1994             1993

    Second quarter             35.5%            35.9%
    First half                 35.8%            36.3%


Net Earnings

Consolidated net earnings totaled $58.3 million or $.50 per share for the second quarter of 1994 - an 8.9% increase of $4.8 million or $.04 per share from the second quarter of 1993.

In January, 1994, the Company sold its real estate holding in Singapore for a pre-tax gain of $38.1 million. This nonrecurring gain increased net earnings by an after-tax amount of $24.8 million or $.21 per share.

Total net earnings for the first half of 1994 were $134.3 million, an increase of $38.4 million or 40%. On a per share basis, earnings were $1.15, an increase of $.33 or 40%. Excluding the nonrecurring Singapore gain, the earnings increases were $13.6 million or 14% and $.12 per share or 15%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1994, the Company's cash and cash equivalents and short-term investments totaled $287.6 million compared to $189.8 million at December 31, 1993 - an increase of $97.8 million. The ratio of current assets to current liabilities (current ratio) at June 30, 1994 was 3.0 to 1 compared to 3.2 to 1 at December 31, 1993.

Capital expenditures for 1994 are expected to be higher than 1993's expenditures of $63.1 million and are expected to be funded from the Company's operations and internal sources including the proceeds from the sales of real estate holdings in Singapore.

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

During the first quarter of 1994, 120,000 shares were purchased under the above resolutions at an aggregate purchase price of $5,600,150. Of these, 93,629 shares were awarded under employee benefit programs, and 26,371 shares were retained as Treasury Stock by the Company for the future uses to be determined. No shares were purchased under the above resolutions in the second quarter.

On June 9, 1994, pursuant to an unsolicited offer received by the Company from the Wrigley Memorial Garden Foundation, the Company entered into an agreement to purchase a total of 345,072 shares of the Company's Common Stock, no par value, held by the Foundation. The agreement provides that the Company purchase the shares from the Foundation for cash in four equal quarterly increments of 86,268 shares beginning with the third calendar quarter of 1994. The purchase price per share of each quarterly increment will be the average closing price of the Company's Common Stock on the New York Stock Exchange during each respective quarter.

On August 3, 1994 in a private placement, the Company sold 105,000 put warrants for $173,600 that entitle the holder of each warrant to sell one share of Common Stock to the Company at a price of $38.44. One-third (35,000) of the put warrants expire on each of the following dates--November 1, November 9 and November 15, 1994.

Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the six month period ended June 30, 1994.

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





Date     August 12, 1994