Form 10-K/A
period 1993-12-31
WRIGLEY WILLIAM JR CO
filed 1994-10-12
CIK 108601

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

            [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of February 18, 1994, there were outstanding 90,639,703 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $2,663,970,454. As of February 18, 1994, there were outstanding 25,760,786 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on February 18, 1994 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $3,073,163,867. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

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
                Schedules

     The data listed in the Index to Financial Statements and Financial Statement Schedules, on page F-1 hereof, is filed as part of this Report.

          3.  Exhibits

     The Exhibits 10(b), 10(d), 13, 21 and 24 listed in the accompanying Index to Exhibits, on page F-8 hereof, are being filed in electronic rather than paper format as the amendment hereto. All other exhibits listed on page F-8 hereof are incorporated by reference herein as indicated thereon.

     (b)  Not Applicable.

     (c)  See (a) 3 above.

     (d)  See (a) 1, 2 above.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 12, 1994               WM. WRIGLEY JR. COMPANY
                                            (Registrant)
                                      By: /s/
                                             John F. Bard
                                         Senior Vice President
                                    (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Title

                               President, Chief
    William Wrigley            Executive Officer,
                               Director

                               Senior Vice President
    John F. Bard               (Principal Financial Officer)

                               Corporate Controller
   Dennis J. Yarbrough         (Principal Accounting Officer)

                               Director
   Charles F. Allison III

                               Director
   Lee Phillip Bell

                               Director
   Robert P. Billingsley

                               Director     By /s/
   R. Darrell Ewers                                Wm. M. Piet
                                                Attorney-in-Fact
                               Director
   Gary E. Gardner
                                         Date:  October 12, 1994
                               Director
   Penny Sue Pritzker

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


24.     Power of Attorney

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $15.00 representing reproduction and handling costs.

                               F-8

                     WM. WRIGLEY JR. COMPANY

      Deferred Compensation Plan for Non-Employee Directors

                Effective as of January 27, 1983
      Amended and Restated Effective as of January 1, 1994



     The Wm. Wrigley Jr. Company Deferred Compensation Plan for
Non-Employee Directors ("Plan") was made effective on January 27,
1983. The Plan is hereby amended and restated, effective as of December 16, 1992, as set forth herein.

     1. Non-Employee Directors ("Director(s)") shall earn such compensation as is determined from time to time by resolution of the full Board of Directors of the Wm. Wrigley Jr. Company ("Company"). Director compensation may consist of (i) fees for each meeting of the Board of Directors which a Director attends,
(ii) fees for any meeting of any committee of the Board of which a Director is a member and attends, and (iii) retainers for service as a director or Committee Chairman. Deferred compensation shall not be payable to Directors in the year it is earned, but shall, instead, be payable as deferred compensation as provided in paragraph 3 below.

     Directors who wish to participate in the Plan and who have not executed a prior Deferral Election shall execute a written Deferral Election before the beginning of the year for which they wish to defer compensation or upon their election to the Board of Directors. Directors may elect to defer for more than one year at a time and deferrals shall be in 25% increments to a maximum of 100% of all compensation payable to the Directors in the year they wish to defer.

     Directors may elect in writing to revoke any prior deferral election, provided (i) written notice of such election to revoke shall be received by the Secretary of the Company not less than five (5) business days prior to the year or years for which the revocation applies, and (ii) such revocation shall be applicable only to compensation payable for the year or years that the deferred election has been revoked.

     Directors who have previously revoked a deferral election may again elect to defer by filing a new deferral election with the Secretary of the Company not less than five (5) business days prior to the year or years in which the deferral election applies.

     The total maximum amount that may be deferred from a director's compensation is $300,000 for all years of service.

     2.(a)  Quarterly, the Company shall credit to a book reserve
("Deferred Compensation Account") established for this purpose the amounts deferred by a Director under paragraph 1 hereinabove.

        (b) Deferred compensation shall bear interest, compounded annually on December 31st, during each year at the average annual rate paid on investments in The Putnam Stable Value Fund, or such other fund as the Committee shall determine from time to time on a prospective basis. Interest on such amounts shall be computed from the date such deposits are credited to the Deferred Compensation Account through the date of distribution to a Director, his/her designated beneficiary, or his/her estate in accordance with paragraph 3 hereinbelow.

        (c) Title to, and beneficial ownership of, any assets, whether in cash or otherwise, which the Company may designate to pay the deferred compensation hereunder shall at all times (prior to payment) remain an asset of the Company, and neither a Director nor his/her designated beneficiary shall have any property interest whatsoever in any specific assets of the Company.


     3. Deferred compensation earned hereunder shall be paid as follows:

       (a) Upon retirement as a director of the Company, the total amount credited to the Deferred Compensation Account as of such date will be payable to a Director in a lump sum on his/her retirement date or in ten (10) annual installments beginning on the last day of the month in which a Director's seventieth birthday occurs, as specified on his/her Deferral Election. If a Director elects installment payments, the unpaid balance thereof shall continue to bear interest at a rate computed in accordance with the provisions of paragraph 2(b) hereinabove and shall be prorated and paid over the installment period.

       (b) In the event a Director dies after payment has commenced, the remaining balance shall be paid in a lump sum to the beneficiary designated in writing at any time or from time to time by the Director with the approval of the Company or, failing such a designation, to the estate of the Director or his/her transferee (the Director's estate or transferee being herein included within the term "beneficiary"). In the event a Director dies prior to the distribution of any portion of the Director's Deferred Compensation Account, the Director's beneficiary shall receive, in a lump sum, the amounts credited to the Deferred Compensation Account compounded annually for a guaranteed period from the date of the Director's death until the earlier to occur of: (i) the fifth anniversary of the first date as of which amounts were first credited to the Deferred Compensation Account, or (ii) the date on which the Director elected to commence distribution. For purposes of clause (ii) of the preceding sentence, an election to commence distribution upon a Director's retirement shall be deemed to be an election to commence distribution when the Director would have attained age seventy
(70). Any lump sum payment shall be made as soon as practicable but no more than thirty (30) days following the date of a Director's death.

       (c) In the event a Director ceases to be a director of the Company for any reason other than retirement or his/her death, the total amount credited to the Deferred Compensation Account as of such date will be payable to the Director in a lump sum as soon as practicable but no more than thirty (30) days following such date.

       (d) If the Company shall be adjudicated or determined to be insolvent by a court of competent jurisdiction, either in bankruptcy or otherwise, the amount credited to the Deferred Compensation Account on the date of such proceeding shall constitute a debt of the Company to the Director in any such proceeding.

       (e) Upon written request to the Plan Administrator, a Director may once, during his/her participation in the Plan, draw down in increments of twenty-five percent (25%), his/her deferred account balance.

     4. Neither a Director nor any person entitled to the payment of deferred compensation or any other benefit under this Plan shall have the right to assign, transfer, pledge, encumber, or otherwise dispose of any credits in the Deferred Compensation Account, or any other such benefit hereunder, nor shall the credits be subject to garnishment, attachment, or transfer by operation of law, except as provided in paragraph 3(b), or by Will or by the laws of descent or distribution. Directors shall not have any interest in any funds or specific assets of the Company, except as expressly provided herein, in the event of a Director's termination of service as a director of the Company, or in the event of the Company's insolvency.

     5. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall create or be construed to create a trust of any kind or fiduciary relationship between the Company and a Director, his/her designated beneficiary, or any other person. Any funds which may be invested under the provisions of this Plan shall continue for all purposes to be a part of the general funds of the Company, and no person other than the Company shall by virtue of the provisions of this Plan have any interest in such funds. To the extent that any person acquires a right to receive payments from the Company under this Plan, such rights shall be no greater than the right of any unsecured general creditor of the Company.

     6. This Plan shall be binding upon and inure to the benefit of the Company, its successors and assigns, and the Director and his/her heirs, executors, administrators, and legal representatives.

     7. This Plan shall be construed in accordance with and governed by the laws of the State of Illinois.

     8. The Board of Directors of the Company may terminate this Plan at any time. Upon termination of the Plan, the remaining balance of the Deferred Compensation Account shall be paid in lump sum as soon as practicable but no more than thirty (30) days following termination.

     9. The Board of Directors without the consent of the participating Directors or their beneficiaries, may amend this Plan at any time provided that no amendment shall divest any Director or beneficiary of any rights to which he or she would have been otherwise entitled.



01/01/94

                     WM. WRIGLEY JR. COMPANY

      DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS

                     Beneficiary Designation



     As a Participant in the Wm. Wrigley Jr. Company Deferred
Compensation Plan for Non-Employee Directors, I hereby designate as my primary Beneficiary or Beneficiaries to receive any benefits payable under the Plan by reason of my death:


        Name and Address of             Portion of
      Primary Beneficiary(ies):     Benefit Payable to Each











           If all of my primary Beneficiaries predecease me, then
I designate as successor Beneficiary or Beneficiaries under the
Plan:


        Name and Address of                 Portion of
      Successor Beneficiary(ies):        Benefit Payable to Each









           The Secretary of the Company shall determine the rights of any trustee named as a Beneficiary in this Beneficiary Designation without responsibility for determining the validity, existence or provisions of such trust and shall not have responsibility for the application of sums paid to such trustee or for the discharge of such trust.

           I acknowledge that I may change the above designations at any time or times by filing a new designation form with the Secretary of the Company and that any such changed designation will not be effective until receipt of it has been acknowledged by the Secretary of the Company.



                                        Dated:
    Signature of Participant








Received this     day of                  , 19   , on behalf of
the Plan.




01/01/94

                     WM. WRIGLEY JR. COMPANY

      DEFERRED COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS

                        Deferral Election



Name:                             Social Security #:



1.        Deferral

          I elect to defer    % (25% increments to a maximum of
          100%) of my director's compensation:


          a.      for the year or years 19


          b.      until the maximum lifetime deferral of
             $300,000 is reached or until my retirement date, whichever comes first.


2.        Distribution

          I elect to receive distribution of my deferred account upon retirement under the following option:


          a.      annual installments paid for a period of ten
             (10) years beginning on the last day of the month that I attain age seventy (70).


          b. lump sum payable as soon as practicable but no later than thirty (30) days following my retirement.

             I understand that these options apply to my entire account including amounts deferred prior to April
             1, 1991 (if applicable).

3.        Summary

          I have read the Plan and understand that under certain circumstances, the Company may make a lump sum distribution of my account at a date earlier than I have elected.




          Director's Signature                     Date




          Accepted for the Company                 Date




   Waiver

   I elect to not defer any portion of my director's compensa-tion at this time. I understand that I can make this election in the future, provided that I make the election not less than five (5) business days prior to the year that I elect to defer compensation.



  Director's Signature                              Date


01/01/94

           1993 EXECUTIVE INCENTIVE COMPENSATION PLAN











                                                    October, 1992

        The Wm. Wrigley Jr. Company has provided an Executive Incentive Compensation Plan for selected managers since 1978. This is not a continuing plan but is reviewed by the Compensation Committee of the Board of Directors each year to determine if a plan should be adopted for that year, the positions which will be eligible to participate, and the associated companies which will be included.

        The Compensation Committee has authorized the 1993 Plan. Participants have an opportunity to receive awards based on corporate and individual performance during the corporate fiscal year from January 1, 1993, through December 31, 1993. Those selected to participate will not take part in any group achievement fund or similar incentive plan which their particular unit may provide for employees. Each associated company will bear the appropriate cost of awards made to employees.

        Awards are calculated on the base annual salary each participant actually earns during the plan year. Most participants are paid base annual salary in 12 monthly increments, but managers of some international associated companies receive their base salary in 13 or more increments.

        Incentive awards will be distributed in the first quarter of 1994 when the financial results of the company and the respective units are known for the 1993 fiscal year.

                      PURPOSES OF THE PLAN

        1. Maintain a total cash compensation package for participating managers commensurate with accountability and competitive with the industry.

        2. Recognize and reward participating managers in accord with current performance.

        3. Encourage and reward individual initiative, creativity, and extra effort which result in measurable improvements in your company's operations.

        4. Encourage teamwork.

        5. Relate incentive awards to overall
           corporate or unit performance as well as individual accomplishment.

        6. Encourage participating managers to develop and carry out unit and departmental goals which support and enhance corporate longer range goals.


        7. Maintain an earnings opportunity for
           participants which will retain and, when necessary, attract outstanding performers.

                          AWARD LEVELS

        The 1993 Executive Incentive Compensation Plan has various levels reflecting the individual accountability and impact on company operations of the participants. Target award levels are earned by fully meeting performance criteria on challenging and realistic personal, unit, and/or corporate goals and by fully effective teamwork. Higher awards up to a maximum of 150% of target levels are earned for truly outstanding and exceptional achievements above target performance.

        All participants are assigned weightings for individual performance elements which can include unit goals, personal goals, and teamwork effectiveness. Based on accountability some participants also have a corporate performance element. The sum of each participant's element weightings total 100. Each element is rated separately using the performance standards defined in
Exhibit I.

        Each personal goal and unit goal within those respective elements is separately rated, totaled, and averaged. These average ratings may be adjusted up to plus or minus 15 percentage points to reflect performance not otherwise measured in the ratings for the separate goals if, in the judgment of the person evaluating performance, a change is justified.

        The teamwork rating is based on each participant's effectiveness as a manager in making the team work - - - responsive, cooperative, and a positive contributor toward optimum end results with top priority to company rather than to personal success.

        The maximum rating for any goal is 150%. The minimum rating for any goal is 30%. If the adjusted average rating for any element is below 50%, no award is earned for that element.

        Element ratings of 50% or more are multiplied by the respective element weightings and totaled. The total weighted performance is multiplied by a participant's target opportunity percent to determine the award expressed as a percent of salary.

GOAL SETTING PROCEDURE

Corporate Goals

        The President and Chief Executive Officer will present 1993 corporate goals to the Compensation Committee when it evaluates corporate performance for the prior year Plan. These goals will be approved by the Board of Directors at its next regular scheduled meeting. Corporate goals will include target, minimum, and outstanding levels of performance where appropriate to serve as a guide to the Compensation Committee when it evaluates corporate performance for the Plan year.

Unit Goals

        Each unit will set goals at the beginning of the Plan year which are approved by appropriate managers. Units with consumer sales will use the format outlined on Form A. Units with no consumer sales will use the format outlined on Form B. Goals must set target, minimum and outstanding levels of performance. The units for the 1993 Plan are listed below:

                    UNITS WITH CONSUMER SALES

           U. S. Chewing Gum
              Sales Department
              Sales Divisions
              Brands as Assigned
           Amurol Products Company
           Wrigley Canada
           International Group
              International Region - Germany, Austria, EMD,
              International Region - U.K., Kenya, Spain, Italy
              International Region - Australia
              Orient Region
              Austria
              Taiwan
              Hong Kong

                  UNITS WITH NO CONSUMER SALES

           U. S. Manufacturing
              Chicago Factory
              Santa Cruz Factory
              Gainesville Factory
           L. A. Dreyfus Company
           WRICO Packaging
           Wrigley France-Biesheim
           Manufacturing Pacific Orient

Personal Goals

        Personal goals are established at the beginning of the Plan year and approved by appropriate managers. The format for setting these goals is shown on Form E. Participants are generally limited to three personal goals which must be opportunities for significant accomplishment that can be measured. Target, minimum, and outstanding levels of performance must be included with each goal.

        When appropriate, several participants may be assigned the same personal goal with shared accountability for results.
All participants will receive the same accomplishment rating for a shared personal goal.

                         ACCOMPLISHMENTS


Corporate Award

        The President and Chief Executive Officer will evaluate corporate performance and recommend a rating for the Compensation
Committee's consideration based on the following criteria:

        - How successfully the management team achieved corporate goals approved by the Board of Directors at the beginning of the fiscal year.

        - Progress made toward longer term corporate objectives and strategies in light of conditions pertaining during the year.

        -  How well the management team responded to all factors
           -- internal and external -- which affected corporate performance during the year.

        Based on this assessment, the Compensation Committee will rate corporate performance using the standards of performance as defined in Exhibit I.

Individual Awards

        Individual performance awards are based on accomplishment of unit goals where appropriate, personal goals, and teamwork effectiveness. Performance is evaluated by the manager to whom each participant reports and reviewed by a committee of senior management with final approval by the President and Chief Executive Officer.

        Toward the end of the Plan year the Personnel Department will distribute individual appraisal forms (Exhibit II) to the managers who direct the work of the participants and who approved the unit and personal goals. These managers will recommend ratings for individual performance for each of the participants under their direction:

        Each participant with unit goals will submit unit accomplishments using Form C for units with consumer sales and Form D for others. All participants will submit accomplishments for personal goals using Form F. Target, minimum, and outstanding performance levels will be the same as established when the goals were set. Participants will measure accomplishment of unit and personal goals using the following formulas in the appropriate section of the forms.

           A  =  Accomplishment
           T  =  Target Goal
           M  =  Minimum Acceptable Performance
           O  =  Outstanding Performance

If accomplishment exceeds target

           % Rating = 100 + [the product of A minus T, divided by the product of O-T, the result of which is then multipled by 50]

If accomplishment is less than target

           % Rating = 100 - [the product of T minus A dividend by the product of T minus M, the result of which is multiplied by 50]

        Examples illustrating how these formulas are applied are shown on Exhibit III. These formulas lend themselves to measuring goals which can be objectively defined with numeric values. Some personal goals will require subjective ratings because they cannot readily be reduced to numeric values. Participants will suggest the numeric rating which should be assigned to the accomplishment of each of these goals. Ratings may be modified in the review process.

        Individual performance ratings will be combined with the corporate rating where appropriate, and the total performance rating for each participant will be established.

        Exhibit IV illustrates how a typical award will be calculated.


President and Chief Executive Officer Award

        The Compensation Committee of the Board of Directors will determine the award for this executive, and 100% weighting will be on personal performance. When rating, the Compensation Committee will consider the Chief Executive's effectiveness in guiding the affairs of the company as evaluated largely by corporate performance and progress toward longer range objectives and strategies. The award may be at the same level as the corporate evaluation, or may be different, in the sole discretion of the Compensation Committee.

                                                   EXHIBIT I

           1993 EXECUTIVE INCENTIVE COMPENSATION PLAN

                     Wm. Wrigley Jr. Company

                          STANDARDS FOR
              PERSONAL, CORPORATE/UNIT PERFORMANCE

                                                   Individual/
                                                   Unit/Corporate
                                                   Performance
                   Definition                      Rating


Outstanding performance; significantly                150
exceeded criterion.


Excellent performance; criterion exceeded.            120


Target performance; criterion fully met.              100


Good performance; criterion generally met, or          90
acceptable under the circumstances.


Reasonable performance under the circumstances;        60
criterion partially met.


Minimum acceptable performance.                        50


Performance below acceptable levels.                   30

                                                                                           EXHIBIT II
                                                          SUMMARY APPRAISAL
                                             1993 EXECUTIVE INCENTIVE COMPENSATION PLAN

PARTICIPANT:                       APPRAISER:                       INITIALS:           DATE:
                   RATING   X  WEIGHT                    WEIGHTED          X      TARGET    =    AWARD
                     %           %                     PERFORMANCE                  %              %
UNIT GOALS:
 #1
 #2

 TOTAL
 AVG
 ADJ + 15 pts
 ADJ AVG

PERSONAL GOALS:
 #1
 #2
 #3

 TOTAL
 AVG
 ADJ + 15 pts
 ADJ AVG

TEAMWORK                       10*                        1992 Rating
TOTAL INDVL. PERF.
ADJ. TO 100% BASIS
CORP. PERF.

GRAND TOTAL                   100

COMMENTS:

Review                Review                 Review
        *TEAMWORK WEIGHTING IS 10% FOR ALL PARTICIPANTS


                                                                                           Exhibit III
                                                               EXAMPLE
                                                        1993 ACCOMPLISHMENTS
                                                      UNITS WITH CONSUMER SALES

GOALS                                            REV. ORIG. FORECAST           GOAL                   1993 ACTUAL
                                                                                                     OVER/(UNDER)
                        1990    1991    1992    1993      % O/U 1992     1993   % O/U 1992     1993    1992    1993 GOAL
1.  UNIT VOLUME TO
    OUTSIDE CUSTOMERS   50,000  51,000  53,000  55,000        3.8        55,000      3.8      54,500   1500       (500)



2.  PROFIT FROM
    OPERATIONS U.S.$    11,089  16,289  10,760  10,800         .4       11,600       7.8      12,200   1440        600


MEASURES OF PERFORMANCE                     WEIGHT        MINIMUM           TARGET           OUTSTANDING       R A N G E
                                                                                                               #       %

GOAL #1                                       50%          53,000           55,000              57,000       2,000   3.6

GOAL #2                                       50%          10,000           11,600              13,200       1,600  13.8

EQUATIONS FOR DETERMINING RATING

GOAL #1

100 - [the product of 55,000 minus 54,500, divided by the product of 55,000 minus 53,000, the result of which is multiplied by 50] = 87.5

GOAL #2

100 + [the product of 12,200 minus 11,600, divided by the product of 13,200 minus 11,600, the result of which is multiplied by 50] = 118.8




                                                 EXHIBIT IV
                                         Wm. Wrigley Jr. Company
                                          SAMPLE AWARD  -  1993

HOW THE PLAN WORKS

ASSUME:

             Participant Award Level                             D

             Base Salary                                      $60,000

             Target Incentive Opportunity                         25%

             Target Award                                     $15,000


INCLUDES:                         ELEMENT                TARGET
                                 WEIGHTING               AWARD
        ELEMENTS

             Unit Goals                    50                 $ 7,500

             Personal Goals                20                   3,000

             Teamwork                      10                   1,500

        Individual Performance             80                 $12,000

        Corporate Performance              20                   3,000

        Target Award                      100                 $15,000


AWARD DETERMINATION:          RATING     WEIGHTED
                                %       PERFORMANCE
        ELEMENTS

             Unit Goals              112          56.0        $ 8,400

             Personal Goals           85          17.0          2,550

             Teamwork                110          11.0          1,650

        Individual Performance                    84.0        $12,600

        Corporate Performance        120          24.0          2,700

        AWARD                                    108.0        $15,300

        Percent of Base Salary                                  25.5%



                                                                                                               Form A
PARTICIPANT                                            1993 UNIT GOALS
UNIT                                               UNITS WITH CONSUMER SALES
PAGE NO.
DATE SUBMITTED

                                                                    1993 REV. ORIG. F'CAST          1993 GOAL
                                                                                % O/U                    % O/U
GOAL:                                     1990      1991     1992      1993      1992           1993      1992

1.  UNIT VOLUME TO OUTSIDE CUSTOMERS:


2.  PROFIT FROM OPERATIONS U.S.$:




MEASURES OF PERFORMANCE                WEIGHT         MINIMUM          TARGET          OUTSTANDING      R A N G E
                                                                                                        #       %

GOAL #1


GOAL #2



                                                            PARTICIPANT'S
                                                            SIGNATURE                             DATE


                                                            APPROVED                               DATE



                                                                                                               Form B
PARTICIPANT                                             1993 UNIT GOALS
UNIT                                              UNITS WITH NO CONSUMER SALES
PAGE NO.
DATE SUBMITTED

                                                                1993 REV. ORIG. F'CAST              1993 GOAL
                                                                                          % O/U                        % O/U
GOAL:                             1990       1991       1992       1993         1992             1993        1992

#1



#2



#3



MEASURES OF PERFORMANCE           WEIGHT       MINIMUM           TARGET           OUTSTANDING         R A N G E
                                                                                                      #       %

GOAL #1

GOAL #2

GOAL #3




                                                             PARTICIPANT'S
                                                             SIGNATURE                              DATE


                                                             APPROVED                               DATE


                                                                                                                   Form C
PARTICIPANT                                    1993 ACCOMPLISHMENTS - UNIT GOALS
UNIT                                               UNITS WITH CONSUMER SALES
PAGE NO.
DATE SUBMITTED


   GOAL                                          REV. ORIG. F'CAST             GOAL                     1993 ACTUAL
                                                                                                            OVER/(UNDER)
                          1990    1991    1992    1993    % O/U 1992    1993   % O/U 1992       1993     1992      1993 GOAL

1.  UNIT VOLUME TO
    OUTSIDE CUSTOMERS:



2.  PROFIT FROM
    OPERATIONS U.S.$:



MEASURES OF PERFORMANCE                     WEIGHT        MINIMUM           TARGET           OUTSTANDING        R A N G E
                                                                                                                #       %

GOAL #1

GOAL #2



EQUATIONS FOR DETERMINING RATING


                                                       PARTICIPANT'S
                                                       SIGNATURE                              DATE


                                                       APPROVED                               DATE



                                                                                                                   Form D
PARTICIPANT                                    1993 ACCOMPLISHMENTS - UNIT GOALS
UNIT                                              UNITS WITH NO CONSUMER SALES
PAGE NO.
DATE SUBMITTED


   GOAL                                          REV. ORIG. F'CAST             GOAL                     1993 ACTUAL
                                                                                                            OVER/(UNDER)
                          1990    1991    1992    1993    % O/U 1992    1993   % O/U 1992       1993     1992      1993 GOAL

#1


#2



#3




MEASURES OF PERFORMANCE                      WEIGHT       MINIMUM           TARGET          OUTSTANDING        R A N G E
                                                                                                               #       %

GOAL #1

GOAL #2


GOAL #3



EQUATIONS FOR DETERMINING RATING



                                                       PARTICIPANT'S
                                                       SIGNATURE                              DATE


                                                       APPROVED                               DATE


                                                                                                                FORM E
                                                         1993 PERSONAL GOALS
PARTICIPANT
DEPARTMENT OR UNIT                                             REVIEW COMMENTS:
GOAL #           PAGE
DATE SUBMITTED

GOAL:                                                                                              ESTIMATE

                                                             COST TO ACHIEVE GOAL:
HOW RESULTS ARE TO BE MEASURED:    R A N G E   ( + / - )
                                   #       %
MINIMUM                                                      CAPITAL EXPENDITURE:


TARGET                                                       ACCOMPLISHMENT DATE:

                                                             COMPARISON TO 3-YEAR PRIOR & REV. ORIG. F'CAST, IF

OUTSTANDING                                                  APPLICABLE:
                                                                                               1993          1993
                                                             1990      1991      1992        FORECAST        GOAL

GOAL WEIGHT:


EXPECTED RESULTS:


                                                             PARTICIPANT'S
                                                             SIGNATURE                             DATE


                                                             APPROVED BY                           DATE


                                                                                                                   FORM F
                                                 1993 ACCOMPLISHMENTS-PERSONAL GOALS
PARTICIPANT
DEPARTMENT OR UNIT                                          REVIEW COMMENTS:                               RATING:
GOAL #           PAGE
DATE SUBMITTED


GOAL AS SUBMITTED:                                                                          ESTIMATE          ACTUAL

                                                            COST TO ACHIEVE GOAL:

HOW RESULTS ARE TO BE MEASURED:     R A N G E  ( + / -)     CAPITAL EXPENDITURE:
                                    #       %

MINIMUM                                                     ACCOMPLISHMENT DATE:

                                                            COMPARISON TO 3-YEAR PRIOR & REV. ORIG. FORECAST, IF
TARGET                                                      APPLICABLE:
                                                                                        1993       1993       1993
                                                            1990     1991     1992    FORECAST     GOAL      ACTUAL
OUTSTANDING


GOAL WEIGHT:                                                EQUATION FOR DETERMINING RATING:


EXPECTED RESULTS:


                                                            PARTICIPANT'S
ACTUAL RESULTS:                                             SIGNATURE                             DATE

                                                            APPROVED BY                           DATE


                       The Globe and Spear

 The Wrigley Spear has been associated with the established brands of Wrigley's chewing gum since it was first used in 1893 and is recognized by consumers worldwide as a symbol of quality.

 Back in the early 1970's, to reflect the Company's growing international presence, a Wrigley artist first depicted the Spear encircling the globe. The Globe and Spear is now a registered trademark of the Wm. Wrigley Jr. Company. Wrigley brands are produced in 12 factories around the world and sold in well over 100 countries. Wrigley's chewing gum represents a truly American product known throughout the world and enjoyed daily by millions.

[Insert Letterhead]




To the Stockholders and Employees
of the Wm. Wrigley Jr. Company

 Years ago, when asked his philosophy on advertising, the founder of the Wrigley Company replied, "Tell 'em quick, and tell
'em often." He continued, "You must have a good product in the first place, something people want. Explain to folks plainly and sincerely what you have to sell, do it in as few words as possible -- and keep everlastingly coming after them." My grandfather had an unshakable faith in the quality of his products and the power of advertising.

 Your Company has, through the years, remained true to this philosophy. And our consistent combination of quality products, effective advertising, and reasonable pricing has, for the ninth consecutive year, resulted in record sales and earnings. Volume growth for your Company in 1993 was the largest ever. In virtually all our major markets, we made significant advances, and every major brand -- sugar and sugarfree -- contributed. The fact that this rise in volume was handled so smoothly is a credit to the commitment and work ethic of the men and women of the Wrigley Company around the globe.

 In the highly competitive U.S. market, our customer and consumer marketing team guided Wrigley brands to their best growth in the past 25 years. Extra@ expanded its lead over the sugarfree competition, and Wrigley's Spearmint@ spearheaded the improved sales of our other brands. Freedent@ benefited from the mid-year introduction of a new advertising campaign and a full year of Freedent Winter Fresh@ sales. This new version of Freedent generated more than double the sales of the cinnamon flavor it replaced. As important as market growth, over the long term, is the ability to attract new consumers to our product category. Our ongoing pricing restraint has measurably increased our consumer base and enabled Wrigley brands to continue to be synonymous with both quality and value.

 Internationally, our strategy of quality products, aggressive communication of product benefits, and conservative pricing is also serving your Company well. For those overseas markets that are relatively new to us, there is an additional emphasis on improving overall distribution of our brands, and the results are evident. Our products are now more widely available and more prominently displayed than ever before.

 Across Europe, from Glasgow to Moscow, your Company made excellent progress in 1993. The growing popularity of Orbit@ and Extra sugarfree gums underpinned solid gains in well developed markets such as the United Kingdom and Germany. Freedent, our sugarfree brand in France, had another growth year, despite increased competitive activity. And Wrigley brands continued to strengthen in the very competitive Scandinavian markets. For the second straight year, our volume doubled in Central and Eastern Europe. In Central Europe, our associated companies in Poland and the Czech Republic led the way. The greatest volume increase in Eastern Europe was recorded by our associates in Russia.
While we did extremely well in Russia in 1993, it should be remembered that this is a volatile business environment.

 In the Pacific Rim, our plant in the People's Republic of China was being operated solely by our new Chinese associates before the third quarter ended, and business was up sharply for the year. Positive results were also turned in by our associates in Australia and the Philippines. In addition to meeting domestic demand, the factory in Manila is supplying products to several markets, including Indonesia and Malaysia, which appear to have good potential for longer term development. An improving economy in New Zealand helped our associates there to achieve a record volume increase in 1993.

 Among our associated companies in North America, Amurol's strong domestic growth over the past decade, combined with a significant increase in its export business, has brought about the need for a larger manufacturing facility. This factory is now under construction in Yorkville, Illinois, and Amurol will move in during the fourth quarter of 1994. It was also a good year for our associates at Wrigley Canada who recorded strong gains in volume, with new products providing most of the momentum. And in Mexico, where our business substantially improved in 1993, the passage of the North American Free Trade Agreement (NAFTA) is expected to simplify the movement of our products from our Santa Cruz, California and Gainesville, Georgia factories.

 The success we had in 1993 has understandably put pressure on our production capacity in various markets. In the short run, this pressure is being relieved through the redeployment of resources to keep our distribution pipelines filled. Our engineering staff logged many extra hours and miles to supply needed equipment to Wrigley facilities around the world. Factories in the U.S. extended their production shifts to assist our international associates in countries where demand outstripped supply. All our manufacturing personnel worldwide put in long hours, and a good many traveled to various locations far from home to lend a hand. This spirit of cooperation and teamwork that has been so much a part of your Company's success down through the years was never more evident than in 1993.

 In 1994, we will begin building enough additional capacity to meet projected future demand. Your Company's success to date in Central and Eastern Europe has pointed to the need for manufacturing capacity in this region. We are close to selecting a site in Poland, and construction will begin as soon as land is acquired and all local approvals have been obtained. The recently established Wrigley India Private Limited has already purchased land to build a new factory. Groundbreaking is set for this spring, and the facility should be up and running by the middle of 1995. With three new plants in the works and a major addition scheduled for our facility in Biesheim, France, 1994 will be the busiest year for factory construction in the history of the Wrigley Company and a record-breaking year for capital expenditures.

 Several of the markets into which we are expanding pose some unique challenges, especially in terms of distribution, merchandising and advertising. Where we are already off to a good start, heavy marketing investments will be required to maintain our momentum, and where we are trying to establish an initial presence, we must lay a solid foundation of consumer awareness. Years of hard work remain ahead of us before we expect these newly formed associated companies to make significant contributions to the overall profitability of our business. One of the strengths of your Company, however, is its long-term focus. With your ongoing support, which is always most appreciated, we will continue to invest with confidence in the future. These investments in the coming years will be focused on building the Wrigley brands over the long haul, and keeping our products consumer favorites and the standard for excellence in every market we serve.


Sincerely,


[SIG]


William Wrigley

                        Table of Contents


 5    Highlights

 6    Statement of Earnings and Retained Earnings

 7    Statement of Cash Flows

 8    Balance Sheet

10    Notes to Financial Statements

18    Report of Independent Auditors

19    Selected Five Year Financial Data

20    Quarterly Data

21    Management's Discussion and Analysis

24    Directors

26    Elected Officers

27    Corporate Facilities and Associated Companies

28    Stockholder Information


Highlights of Operations

Wm. Wrigley Jr. Company and Wholly Owned Associated Companies

                                     1993       1992      1991
                                       In thousands of dollars
                                    except for per share amounts

Net Sales                       $1,428,504  1,286,921  1,148,875
Earnings before cumulative effect of
  accounting changes               174,891    148,573    128,652
  -- Per Share of Common Stock        1.50       1.27       1.09
Net Earnings                       174,891    141,295    128,652
  -- Per Share of Common Stock        1.50       1.21       1.09
Dividends Paid                      87,344     72,511     64,609
  -- Per Share of Common Stock         .75        .62        .55
Property Additions                  63,095     66,682     45,235
Stockholders' Equity               575,182    498,935    463,399
Return on Average Equity              32.6%      29.4%      29.8%
Stockholders at Close of Year       18,567     14,546     11,086
Average Shares Outstanding (000)   116,511    117,055    117,517



Statement of
Consolidated Earnings and Retained Earnings

Wm. Wrigley Jr. Company and Wholly Owned Associated Companies


Year Ended December 31               1993      1992       1991
                                     In thousands of dollars
                                   except for per share amounts
Earnings
  Revenues:
  Net sales                     $1,428,504  1,286,921  1,148,875
    Investment and other income     11,938     14,346     10,888
     Total revenues              1,440,442  1,301,267  1,159,763
Costs and expenses:
  Cost of sales                    617,156    572,468    507,795
  Selling, distribution and general
    administrative                 542,944    495,323    442,575
  Interest                           1,507      1,173      1,379
     Total costs and expenses    1,161,607  1,068,964    951,749
Earnings before income taxes and
  cumulative effect of accounting
  changes                          278,835    232,303    208,014
Income taxes                       103,944     83,730     79,362
Earnings before cumulative effect of
  accounting changes               174,891    148,573    128,652
Cumulative effect of accounting
  changes for:
  Postretirement benefits --
    net of income tax effect            --    (10,143)        --
  Income taxes                          --      2,865         --
Net earnings                       174,891    141,295    128,652
Retained Earnings
Retained earnings at beginning of
  the year                         491,481    579,665    515,615
Dividends declared
  (per share: 1993--$.75; 1992--
  $.63; 1991--$.55)                (87,301)   (74,409)   (64,602)
Treasury stock retirement          (14,431)  (155,070)        --
Retained earnings at end of the year$  564,640  491,481  579,665
Per Share Amounts
Earnings before cumulative effect of
  accounting changes            $     1.50       1.27       1.09
Cumulative effect of accounting
  changes, net                          --       (.06)        --
Net earnings per average share of
  common stock                  $     1.50       1.21       1.09
Dividends paid per share of common stock$      .75      .62      .55

See accompanying accounting policies and notes.



Statement of
Consolidated Cash Flows

Wm. Wrigley Jr. Company and Wholly Owned Associated Companies

Year Ended December 31               1993       1992      1991
                                       In thousands of dollars
Cash Flows--Operating Activities
Net earnings                      $174,891    141,295    128,652
Adjustments to reconcile net earnings to
  net cash flows from operating
  activities:
  Depreciation                      34,565     29,806     28,695
  Gain on sales of property, plant
    and equipment                     (806)    (3,985)      (365)
  (Increase) decrease in:
    Accounts receivable            (26,754)   (10,652)    (6,812)
    Inventories                    (24,771)       205     (7,924)
    Other current assets            (1,551)      (115)    (1,198)
    Other assets and deferred charges(3,929)   (6,216)    (1,452)
  Increase (decrease) in:
    Accounts payable                10,298      7,937     (5,444)
    Accrued expenses                18,157      9,724      3,938
    Income and other taxes payable (14,241)    8,944       1,963
    Deferred income taxes           (3,834)   (11,551)    (1,161)
    Other noncurrent liabilities     9,345     23,876        573
  Net cash flows--operating activities 171,370189,268    139,465
Cash Flows--Investing Activities
Additions to property, plant and
  equipment                        (63,095)   (66,682)   (45,235)
Proceeds from property retirements   4,042      7,983      4,671
Purchases of short-term investments(140,186)       --         --
Maturities of short-term investments135,204        --         --
Net (increase) decrease in short-term
  investments                           --    (26,132)     4,355
Net cash flows--investing activities (64,035) (84,831)   (36,209)
Cash Flows--Financing Activities
  Dividends paid                   (87,344)   (72,511)   (64,609)
  Common stock purchased           (15,077)   (17,579)    (3,318)
  Net cash flows--financing activities(102,421)(90,090)  (67,927)
Effect of exchange rate changes on
  cash and cash equivalents         (2,768)    (3,538)      (385)
Net increase in cash and cash
  equivalents                        2,146     10,809     34,944
Cash and cash equivalents at beginning
  of year                           84,144     73,335     38,391
Cash and cash equivalents at end of year$ 86,290 84,144   73,335
Supplemental Cash Flow Information
  Income taxes paid               $124,127     78,938     79,935
  Interest paid                   $  1,491      1,177      1,369

  Interest and dividends received $ 12,164     10,893     10,845

See accompanying accounting policies and notes.



Consolidated Balance Sheet

Wm. Wrigley Jr. Company and Wholly Owned Associated Companies

As of December 31                               1993      1992
                                            In thousands of dollars
Assets
Current assets:
  Cash and cash equivalents                  $ 86,290     84,144
  Short-term investments, at amortized cost   103,556     98,314
  Accounts receivable
    (less allowance for doubtful accounts:
    1993--$4,407; 1992--$2,357)               118,222     95,939
  Inventories--
    Finished goods                             47,471     38,352
    Raw materials and supplies                129,325    117,403
                                              176,796    155,755
  Other current assets                         11,511     10,270
  Deferred income taxes--current                5,918      4,217
     Total current assets                     502,293    448,639
Marketable equity securities, at fair value for
  1993, at cost for 1992 (market value: 1992--
  $29,501)                                     31,417      2,539
Other assets and deferred charges              25,881     24,115
Deferred income taxes--noncurrent              15,865     13,942
Property, plant and equipment, at cost:
  Land                                         22,496     17,010
  Buildings and building equipment            173,403    166,342
  Machinery and equipment                     354,978    330,065
                                              550,877    513,417
  Less accumulated depreciation               311,009    291,280
                                              239,868    222,137
Total assets                                 $815,324    711,372



As of December 31                               1993      1992
                                            In thousands of dollars
                                                  and shares
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                           $ 62,621     53,761
  Accrued expenses                             67,137     50,912
  Dividends payable                            11,640     11,683
  Income and other taxes payable               17,127     32,500
  Deferred income taxes--current                  636        634
     Total current liabilities                159,161    149,490
Deferred income taxes--noncurrent              22,716     13,220
Other noncurrent liabilities                   58,265     49,727
Stockholders' equity:
  Preferred stock--no par value
    Authorized: 2,000 shares
    Issued: None
  Common stock--no par value
    Common stock
     Authorized: 400,000 shares
     Issued: 1993--90,588 shares; 1992--90,411
       shares                                  12,078     12,121
     Class B common stock--convertible
     Authorized: 80,000 shares
     Issued and outstanding: 1993--25,812 shares;
       1992--26,423 shares                      3,442      3,457
    Additional paid-in capital                  1,467      1,568
    Retained earnings                         564,640    491,481
    Foreign currency translation adjustment   (24,757)    (9,692)
    Unrealized holding gains on marketable equity
     securities                                18,312         --
     Total stockholders' equity               575,182    498,935
Total liabilities and stockholders' equity   $815,324    711,372


See accompanying accounting policies and notes.


                Accounting Policies and Notes to
                Consolidated Financial Statements

Wm. Wrigley Jr. Company and Wholly Owned Associated Companies

Consolidation and
Description of Business

The consolidated financial statements include the accounts of all wholly owned associated companies. The Company's principal business is manufacturing and selling chewing gum. All other businesses constitute less than 10% of combined revenues, operating profit and identifiable assets.

Subsequent Event

On January 12, 1994, the Company sold the real estate holdings of its wholly owned associated company in Singapore, Malayan Guttas Private Limited, for a gain of $38,100,000. This non-recurring gain will be reported in the 1994 first quarter results and will increase net earnings by an after tax amount of $24,765,000 or $.21 per share.

Investments in Debt & Equity
Securities

Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments in debt securities, which typically mature in one year or less, are held to maturity and valued at the amortized cost, which approximates fair value. The aggregate fair value at December 31, 1993 was $82,881,000 for municipal securities, and $20,675,000 for other debt securities.

The Company's investments in marketable equity securities are held for an indefinite period and have been historically reported at the lower of cost or market. Application of SFAS No. 115 resulted in unrealized holding gains of $28,171,000 at December 31, 1993. The aggregate fair value of the Company's marketable equity securities at December 31, 1993 totaled $31,417,000. The unrealized holding gains, net of the related tax effect, added $18,312,000 to Stockholders' equity at December 31, 1993.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with a maturity of three months or less to be cash equivalents.

Foreign Currency Translation
and Exchange Contracts

     The Company has determined that the functional currency for each associated company except for selected Eastern European entities is its local currency. Some Eastern European entities are considered to be highly inflationary and their functional currencies are remeasured to U.S. dollars.

     Following is an analysis of the unrealized foreign currency translation adjustment included in the balance sheet:

                                                     In thousands
                                                      of dollars
Balance at 12/31/90                                   $  5,842
     1991 Adjustment                                      (123)
Balance at 12/31/91                                      5,719
     1992 Adjustment                                   (15,411)
Balance at 12/31/92                                     (9,692)
     1993 Adjustment                                   (15,065)
Balance at 12/31/93                                   $(24,757)


     Certain foreign associated companies enter into fixed rate currency exchange contracts as non-speculative hedges against future materials purchases among associated companies. In addition, the Parent Company enters into such contracts from time to time as non-speculative hedges regarding known future transactions with associated companies. Market value gains and losses, recognized at expiration of the contracts, offset foreign exchange gains or losses on the related transactions being hedged. At December 31, 1993, foreign exchange rate contracts for a number of currencies, maturing at various dates through December 31, 1994 aggregated $137,683,000. Open foreign exchange contracts at December 31, 1992 aggregated $85,718,000.

Inventories

Inventories at December 31, 1993 and 1992 included $87,960,000 and $83,424,000, respectively, valued at cost on a last-in, first-out (LIFO) basis. If current costs had been used, such inventories would have been $42,723,000 and $45,718,000 higher than reported at December 31, 1993 and 1992, respectively. The non-
LIFO inventories are valued at the lower of cost (principally first-in, first-out basis) or market.

Depreciation

Depreciation is provided over the estimated useful lives of the respective assets (buildings and building equipment--12 to 50 years; machinery and equipment--3 to 20 years). The depreciation methods and amounts were:

                                       1993      1992      1991
                                        In thousands of dollars

Straight-Line                        $15,639    14,914    13,409
Accelerated                           18,926    14,892    15,286

Accrued Expenses

Accrued expenses at December 31, 1993 included $21,906,000 of payroll expenses and $11,231,000 of customer allowances. Payroll expenses of $16,068,000 were included in accrued expenses at December 31, 1992.

Other Noncurrent Liabilities

Other noncurrent liabilities include liabilities for postretirement benefit plans of approximately $18,200,000 and $16,900,000 at December 31, 1993 and 1992, respectively. Also included are employee pension funds, deferred compensation, and postemployment benefits.

Common Stock

Each share of Class B Common Stock has ten votes per share, is restricted as to transfer or other disposition and is convertible at any time into one share of Common Stock. Conversions of Class B Common Stock in 1993, 1992 and 1991 were 610,488 shares, 715,499 shares and 1,623,705 shares, respectively.

     The Company's Management Incentive Plan (MIP) authorizes the granting of up to 5,400,000 shares of the Company's new or reissued Common Stock (including 492,222 shares issued under the predecessor 1984 Stock Award Plan) to key managers in various forms, including stock grants and stock appreciation rights.

     In 1988, the Company granted to certain key managers, non-qualified stock options for 240,000 shares of Common Stock at $11.208, the fair market price on the date of grant. These options may be exercised through 1998. Participants may exchange a portion of their options for stock appreciation rights. These rights acquire value if the market price of shares of Common Stock increases above the grant price of options. Through December 31, 1993 stock options for 78,838 shares and stock appreciation rights for 35,162 shares have been exercised.

     Additional paid-in capital represents the excess of fair market value of Common Stock issued from treasury on the date the shares of stock were awarded over the average acquisition cost of the shares.

     On August 19, 1992, the Board of Directors adopted a resolution retiring the entire balance of shares of Common Stock held in the corporate treasury at that time and all subsequent acquisitions to the extent not required for issuance under the MIP programs.

     Following is a summary of the activity in Common Stock in treasury:

                                              Number of
                                               Shares     Cost
                                                 In thousands
Balance at 12/31/90                             26,493 $ 140,759
  Additions                                        162     3,318
  Issuances                                        (73)     (388)
Balance at 12/31/91                             26,582   143,689
  Additions                                        671    17,579
  Issuances                                        (87)   (2,573)
  Retirements                                  (27,166) (158,695)
Balance at 12/31/92                                 --        --
  Additions                                        450    15,077
  Issuances                                        (17)     (588)
  Retirements                                     (433)  (14,489)
Balance at 12/31/93                                 -- $      --


     In 1991, the Company entered into an agreement pursuant to an unsolicited offer by the Offield Family Foundation to purchase 600,000 shares of Wrigley Common Stock. On August 24, 1992, the Company entered into a second agreement pursuant to an unsolicited offer by the Offield Foundation to purchase an additional 600,000 shares of the Company's Common Stock. Each agreement provided for shares to be acquired in four equal quarterly increments of 150,000 shares. The purchase amount was based on the average NYSE daily closing price of the Company's Common Stock during each quarter. The shares were acquired as follows:


                                                          Average
  Date                                                    Closing
Purchased                        Shares                    Price
09/30/91                         150,000                  $20.50
01/02/92                         150,000                   21.93
04/01/92                         150,000                   24.83
06/30/92                         150,000                   24.01
10/01/92                         150,000                   30.23
01/04/93                         150,000                   35.27
04/01/93                         150,000                   31.95
07/01/93                         150,000                   33.29


Income Taxes

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109 "Accounting for Income Taxes". As permitted under the new standard, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS No. 109 as of January 1, 1992 was to increase net income and decrease the deferred tax liability by $2,865,000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets relate principally to current and long term accruals for certain employee and postretirement benefit plans. Deferred tax liabilities relate principally to accelerated depreciation used for tax reporting.

     Applicable U.S. income and foreign withholding taxes have not been provided on $139,092,000 of undistributed earnings of international wholly owned associated companies at December 31, 1993. These earnings are considered to be permanently invested and, under the tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $11,693,000 of deferred income taxes, consisting primarily of foreign withholding taxes, would have been provided in 1993. Such taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S.

     Income taxes are based on pre-tax earnings which are distributed geographically as follows:

                                      1993      1992      1991
                                       In thousands of dollars

Domestic                            $157,431   133,508   128,622
Foreign                              121,404    98,795    79,392
                                    $278,835   232,303   208,014

     Reconciliation of the provision for income taxes computed at the U.S. Federal statutory rate of 35% for 1993, and 34% for 1992 and 1991 to the reported provision for income taxes is as follows:

                                      1993      1992      1991
                                       In thousands of dollars

Provision at
  statutory rate                    $ 97,592    78,983   70,723
State taxes--net                       8,101     6,927    5,704
Foreign tax rates                        405     3,595    3,741
Other--net                            (2,154)   (5,775)    (806)
                                    $103,944    83,730   79,362

     The components of the provision for income taxes for 1993, 1992, and 1991 were:

                                     Current   Deferred   Total
                                        In thousands of dollars

1993
  Federal                           $ 46,874    (3,229)   43,645
  Foreign                             48,098      (605)   47,493
  State                               12,806        --    12,806
                                    $107,778    (3,834)  103,944
1992
  Federal                           $ 35,833    (3,348)   32,485
  Foreign                             41,405      (113)   41,292
  State                                9,953        --     9,953
                                    $ 87,191    (3,461)   83,730
1991
  Federal                           $ 39,040    (1,787)   37,253
  Foreign                             32,721       626    33,347
  State                                8,762        --     8,762
                                    $ 80,523    (1,161)   79,362

Pensions

The Company maintains non-contributory defined benefit pension plans covering substantially all of its domestic and foreign employees. Retirement benefits are a function of the years of service and the level of compensation, generally for the highest three consecutive salary years occurring within ten years prior to an employee's retirement date, depending on the plan. The Company's policy is to fund within ERISA or other statutory limits to provide benefits earned to date and expected to be earned in the future. The components of consolidated net pension cost are presented below.


                                       1993                1992                1991
                               Domestic   Foreign  Domestic   Foreign  Domestic    Foreign
                                       In thousands of dollars
Service Cost--
  Benefits Earned During the Year$  7,542   2,806     7,286     2,658     6,954     1,953
Interest Cost
  on Projected Benefit Obligation12,898     3,061    13,012     3,203    12,870     3,108
Actual Return on Plan Assets    (14,653)   (3,433)  (18,957)   (3,966)  (11,626)   (3,779)
Net Amortization and Deferral       629      (317)    5,058      (376)   (2,442)     (677)
Other Pension Plans                 173     2,259       175     2,530       163     1,835
Net Pension Cost               $  6,589     4,376     6,574     4,049     5,919     2,440

Assumptions used to determine net pension cost and the actuarial present value of the projected benefit obligation were as follows:

                                       1993                1992                1991
                                Domestic  Foreign   Domestic  Foreign   Domestic  Foreign
Discount Rates                     7.0%  7.5-9.0%     7.75% 7.5-10.0%     7.75% 7.5-12.0%
Long-Term Rates
  of Return on Assets              8.5%  5.0-9.0%      8.5%  7.0-9.0%      8.5% 7.5-11.0%
Rate of Increase
  in Compensation Levels          4.75%  5.0-8.0%      5.5%  5.0-8.0%      5.5%  5.0-9.0%


Domestic plan assets primarily consist of high quality marketable fixed income and equity securities. Foreign plan assets consist primarily of contracts with insurance companies. The defined benefit plans' funded status and the pension liability recorded in the consolidated balance sheet were as follows:


                                  1993                1992
                          Domestic    Foreign Domestic    Foreign
                                   In thousands of dollars

Plan Assets at Fair Value $189,067    43,092   175,705    41,398
Actuarial Present Value of
  Benefit Obligation:
Vested benefits            152,685    26,561   123,549    24,511
Nonvested benefits           1,698     1,476     1,611     1,444
Accumulated benefit obligation154,383 28,037   125,160    25,955
Projected future salary
  increases                 38,021     8,485    40,679     7,868
Projected benefit obligation  192,404 36,522   165,839    33,823
Plan Assets in Excess of
  (Less Than)
  Projected Benefit Obligation(3,337)  6,570     9,866     7,575
Less Items Not Yet Recognized
  in Earnings:
  Unrecognized prior service cost(1,808) 413    (3,095)      706
  Unrecognized net gain (loss)(739)    2,219    13,071     1,350
  Unrecognized transition asset   3,778 4,572    4,219     5,047
Accrued Pension Liability
  (Asset)                 $  4,568       634     4,329      (472)


Operations By Geographic Areas

Information concerning the Company's operations in different geographic areas at December 31, 1993, 1992 and 1991, and for the years then ended is presented below.

     Operating profit is revenue less all costs and expenses other than general corporate expenses, interest expense and income taxes.

     Identifiable assets are those involved in the operations in each geographic area and include all of the assets of wholly owned associated companies. Marketable equity securities held by the parent company are not distributed to geographic areas, and the related dividend income is included in the adjustments and eliminations line.


                                    1993       1992       1991
                                      In thousands of dollars
Revenues:
  United States                 $  822,578    761,282    718,471
  Europe                           456,536    383,887    305,268
  Other                            201,130    199,466    179,200
  Adjustments and eliminations     (39,802)   (43,368)   (43,176)
     Total revenues             $1,440,442  1,301,267  1,159,763
Operating Profit:
  United States                 $  156,268    136,004    128,335
  Europe                            92,712     66,727     55,846
  Other                             31,259     29,837     24,385
  Adjustments and eliminations       1,160      1,464      1,278
                                   281,399    234,032    209,844
Interest and General Corporate Expenses    (2,564)   (1,729)   (1,830)
Earnings before income taxes and
  cumulative effect of accounting
  changes                       $  278,835    232,303    208,014
Identifiable Assets Used in Operations:
  United States                 $  480,007    434,108    376,468
  Europe                           185,242    164,380    154,270
  Other                            113,993    105,887     92,768
  Adjustments and eliminations       4,665      4,458       (972)
                                   783,907    708,833    622,534
Corporate Assets                    31,417      2,539      2,540
  Total assets                  $  815,324    711,372    625,074


Postretirement Benefits

Effective January 1, 1992, the Company adopted SFAS No. 106 relating to "Accounting for Postretirement Benefits Other Than Pensions". The Company provides limited postretirement healthcare benefits on a contributory basis and life insurance benefits in the U.S. and in certain international associated companies. The cost of postretirement benefits is provided during the employee's active working career.

     A reconciliation of the plan's funded status to the amounts reported in the financial statements follows:


                                                  December 31
                                                1993      1992
                                            In thousands of dollars
Accumulated
  Postretirement
  Benefit Obligation:
  Retirees                                    $ 4,300      4,600
  Active employees                             14,100     14,900
  Total                                        18,400     19,500
Plan Assets                                     2,600      2,600
Accumulated
  Postretirement
  Benefit Obligation
  in Excess of Plan Assets                     15,800     16,900
Unrecognized
  Actuarial Gain                                2,400         --
Accrued
  Postretirement Liability                    $18,200     16,900

     The components of the net periodic postretirement benefit cost are as follows:

                                                1993       1992
                                            In thousands of dollars
Service Cost                                   $1,000        900
Interest Cost                                   1,500      1,400
Return on Plan Assets                            (200)      (200)
Net Periodic Expense                           $2,300      2,100

     Actuarial assumptions used to measure the postretirement benefit cost are as follows:

                                               1993       1992
Discount Rate                                   7.25%       8.0%
Healthcare Trend                            12.9-5.0%  14.0-6.0%
Return on Plan Assets                            5.5%       8.5%

     Effects of increasing the healthcare trend rates by one percentage point in each year are summarized below:

                                                1993       1992
                                            In thousands of dollars
Increase Accumulated Postretirement
  Benefit Obligation by                        $4,500      3,100
Increase Postretirement
  Benefit Cost by                                 800        700

     Postretirement expenses were $700,000 for 1991 on a "pay as you go" basis.


                 Report of Independent Auditors

To the Stockholders and Board of Directors of the Wm. Wrigley Jr. Company

We have audited the accompanying consolidated balance sheet of Wm. Wrigley Jr. Company and wholly owned associated companies at December 31, 1993 and 1992, and the related statements of consolidated earnings and retained earnings and consolidated cash flows for each of the three years in the period ended
December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wm. Wrigley Jr. Company and wholly owned associated companies at December 31, 1993 and 1992, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in accounting policies and notes to consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions to comply with Statement of Financial Accounting Standards (SFAS) No. 106 and changed its method of accounting for income taxes to comply with SFAS No. 109.

Ernst & Young

Chicago, Illinois
January 31, 1994


Selected Five Year Financial Data

Wm. Wrigley Jr. Company and Wholly Owned Associated Companies

                          1993       1992       1991      1990      1989
                        In thousands of dollars except for per share amounts
Operating Data
Net Sales            $1,428,504  1,286,921  1,148,875  1,110,639   992,853
Cost of Sales           617,156    572,468    507,795    508,957   451,773
Income Taxes            103,944     83,730     79,362     70,897    64,277
Earnings before cumulative
  effect of accounting
  changes               174,891    148,573    128,652    117,362   106,149
  -- Per Share of Common
     Stock                 1.50       1.27       1.09       1.00       .90
Net Earnings            174,891    141,295    128,652    117,362   106,149
  -- Per Share of Common
     Stock                 1.50       1.21       1.09       1.00       .90
Dividends Paid           87,344     72,511     64,609     58,060    53,506
  -- Per Share of Common
     Stock                  .75        .62        .55        .49       .45
  -- As a Percent of Net
     Earnings                50%        51%        50%        49%       50%
Dividends Declared
  Per Share of Common Stock .75        .63        .55        .51       .47
Average Shares Outstanding
  (000)                 116,511   117,055     117,517    117,743   118,035

Other Financial Data
Total Property, Plant and
  Equipment (Net)      $239,868    222,137    201,386    188,959   171,951
Total Assets            815,324    711,372    625,074    563,665   498,624
Working Capital         343,132    299,149    276,047    229,735   186,588
Stockholders' Equity    575,182    498,935    463,399    401,386   342,994
Return on Average Equity   32.6%      29.4%      29.8%      31.5%     32.6%
Stockholders at Close
  of Year                18,567     14,546     11,086     10,497    10,218
Employees at Close of Year6,700      6,400      6,250      5,850     5,750
Market Price of Stock--High46 1/8   39 7/8     27        19  3/4  17 11/12
                    --Low29 1/2     22 1/8     16 3/8    14 7/12  11   5/6


                         Quarterly Data

Wm. Wrigley Jr. Company and Wholly Owned Associated Companies

Consolidated Results
                                      Cost         Net Earnings
                            Net        Of                   Per
                           Sales      Sales     Amount     Share
     In thousands of dollars except for per share amounts

1993
  First Quarter        $  332,333    145,113     42,360      .36
  Second Quarter          386,167    165,301     53,560      .46
  Third Quarter           360,541    153,679     49,114      .42
  Fourth Quarter          349,463    153,063     29,857      .26
     Total             $1,428,504    617,156    174,891     1.50
1992
  First Quarter        $  308,693    134,173     29,807      .26
  Second Quarter          339,956    145,944     44,770      .38
  Third Quarter           336,579    150,609     41,302      .35
  Fourth Quarter          301,693    141,742     25,416      .22
     Total             $1,286,921    572,468    141,295     1.21


Net earnings for the first quarter 1992 were restated in 1992 to reflect the adoption of SFAS No. 106 and SFAS No. 109, which resulted in a cumulative catch up adjustment of ($7,278,000) after tax or ($.06) per share.

Market Prices

Although there is no established public trading market for the Class B Common Stock, these shares are at all times convertible into shares of Common Stock on a one-for-one basis and are entitled to identical dividend payments.

     The Common Stock of the Company is listed and traded on the New York Stock Exchange. The table below presents the high and low sales prices for the two most recent years.

                                 1993                1992
                            High       Low      High       Low

First Quarter              $34 7/8    29 1/2  28 17/24    22 1/6
Second Quarter              36 1/4    30 1/8   25 7/24    22 1/8
Third Quarter               45 1/2    31 3/8   37  7/8    25 1/4
Fourth Quarter              46 1/8    41 1/4   39  7/8    31 5/8

Dividends

The following table indicates the breakdown of dividends declared per share of Common Stock and Class B Common Stock for the two most recent years.

                           1993                     1992
                 Regular   Extra   Total  Regular   Extra   Total

First Quarter     $.10              .10     .08              .08
Second Quarter     .10              .10     .08              .08
Third Quarter      .10              .10     .10              .10
Fourth Quarter     .10     .35      .45     .10     .27      .37
     Total        $.40     .35      .75     .36     .27      .63

       Management's Discussion and Analysis of Results of
               Operations and Financial Condition

Results of Operations

Net Sales

Consolidated net sales for 1993 increased $141,583,000 or 11% from 1992's level which was up $138,046,000 or 12% from 1991.
Net sales for both 1993 and 1992 were favorably affected by higher unit volume and to a lesser extent, by selected selling price increases. Net sales in 1993 were decreased by translating foreign currency sales to U.S. dollars at notably lower average foreign currency rates. In 1992, translation slightly increased reported sales due to somewhat higher average foreign currency rates than in 1991.

     Consolidated unit volume of Wrigley brands increased over 13% in 1993 from 1992's shipments, which were up 7% from 1991. Sugarfree chewing gum continued to make a significant contribution to volume gains in both years. Selected selling price changes increased net sales about 2% in both 1993 and 1992.

     U.S. unit volume of Wrigley brands increased 6% in 1993 from 1992 which was up 3% over 1991. Unit volume of Extra@ was the largest contributor to the gains in both 1993 and 1992. The gain in 1993 was further enhanced by more shipments of established brands' Value Priced 5-stick packages.

     International unit volume increased 23% in 1993 from 1992 which increased 13% from 1991. Higher European customer shipments mainly in Eastern Europe, the U.K. and Germany accounted for two-thirds of the gain in 1993. Other notable volume gains in 1993 were from Mexico, the Philippines, China and Australia. The 1992 shipment increase from 1991 came mainly from gains in the U.K., Eastern Europe, Germany, the Philippines and China.

     At Amurol Products Company, the largest domestic associated company, 1993 unit sales increased 12% from 1992 which was up about 14% from 1991. Export shipments were a notable portion of the volume gains for both years.


Investment and Other Income

Consolidated investment and other income decreased $2,408,000 or 17% in 1993 from 1992. This decline was essentially due to the 1992 sale of vacant land in the U.S. not recurring in 1993. The 1992 increase from 1991 was $3,458,000 or 32%, mainly from the sale of vacant land noted above.

Cost of Sales and Gross Profit

Consolidated cost of sales increased $44,688,000 or nearly 8% in 1993 from 1992. Most of this increase was from the higher worldwide sales volume. The increase was partially offset by translation of foreign currency cost of sales at lower average exchange rates. Consolidated cost of sales increased $64,673,000 or nearly 13% in 1992 from 1991. Most of this increase was from the higher worldwide sales volume including more sugarfree products.

     Consolidated gross profit in 1993 was $811,348,000, an increase of $96,895,000 or over 13% from 1992 which had increased $73,373,000 or 11% from 1991. The consolidated gross profit margin on net sales was 56.8% for 1993, 55.5% for 1992 and 55.8% for 1991. Lower unit product costs contributed to the margin improvement in 1993.

Selling, Distribution and
General Administrative
Expenses

Consolidated selling, distribution and general administrative expenses increased $47,621,000 or nearly 10% in 1993 from 1992 which was up $52,748,000 or almost 12% from 1991. Foreign currency translation affects these reported figures. When expressed in local currencies, total selling, distribution, and general administrative expenses were up nearly 15% in 1993 and nearly 11% in 1992. Worldwide selling and marketing related expenditures were a major factor in the increase each year.

     As a percentage of consolidated net sales, these expenses have been as follows:


                                          1993     1992     1991
Selling and Marketing                    25.9%     26.6%    26.8%
Distribution and
  General Administrative                 12.1%     11.9%    11.7%
                                         38.0%     38.5%    38.5%

Income Taxes

The effective consolidated income tax rate was 37.3% in 1993, 36.0% in 1992 and 38.2% in 1991. The effective rate increase in 1993 reflects the legislated U.S. corporate rate change to 35% from 34% for the year. The effective rate decrease in 1992 from 1991 was mainly due to the use of accumulated foreign tax credits against U.S. income taxes. Income taxes in 1993 increased $20,214,000 or 24% from 1992 which increased $4,368,000 or nearly 6% from the prior year.

Net Earnings

In 1992 the Company adopted SFAS No.  106 "Accounting for
Postretirement Benefits Other than Pensions" and SFAS No.  109
"Accounting for Income Taxes." The cumulative effect of adopting these accounting standards lowered 1992 consolidated earnings by the one-time charge of $7,278,000 or $.06 per share.


     Year-to-year comparisons are as follows:

Cumulative Effect                  Increase From Prior Year
of 1992                          Amount               Per Share
Accounting Changes           $000         %         $         %
Excluded:
  1993 from 1992            26,318       18%       0.23       18%
  1992 from 1991            19,921       16%       0.18       16%
Included:
  1993 from 1992            33,596       24%       0.29       24%
  1992 from 1991            12,643       10%       0.12       11%


Liquidity and Capital Resources

Common Stock Purchases

The Company paid out $15,077,000 in 1993, $17,579,000 in 1992 and
$3,318,000 in 1991 from internal cash to acquire 450,000, 671,000 and 162,000 shares of its Common Stock, respectively, in each year. The Company remained in a strong financial position after these notable disbursements. Further purchases of Common Stock in 1994 are also likely to be from internally generated funds.

Current Ratio

The Company has maintained a strong financial position with a current ratio (current assets divided by current liabilities) in excess of 3 to 1 for the periods under discussion (1991-1993).

Additions to Property,
Plant and Equipment

Capital expenditures for 1993 decreased from 1992 by $3,587,000 or 5%, and 1992 capital expenditures exceeded 1991 by $21,447,000 or 47%. These expenditures were funded from the Company's operations and internal sources. Additions to property, plant and equipment in 1994 are likely to exceed 1993 expenditures and are also expected to be funded from internal sources including the proceeds from the sale of real estate holdings in Singapore.

                    Nonfinancial Information

                     Wm. Wrigley Jr. Company

Committees of
The Board of Directors

Audit

Irving Seaman, Jr.
Chairman

Charles F. Allison III
Lee Phillip Bell
Richard K. Smucker

Compensation

Joseph H. Flom
Chairman

Charles F. Allison III
Robert P. Billingsley
Irving Seaman, Jr.

Nominating

Lee Phillip Bell
Chairman

Robert P. Billingsley
Richard K. Smucker

William Wrigley
President & Chief Executive Officer
Wm. Wrigley Jr. Company

R. Darrell Ewers
Executive Vice President
Wm. Wrigley Jr. Company

Richard K. Smucker
President
The J. M. Smucker Company

Charles F. Allison III
Senior Vice President
Booz, Allen & Hamilton

Joseph H. Flom
Partner
Skadden, Arps, Slate, Meagher & Flom

Irving Seaman, Jr.
Senior Consultant
Burson-Marsteller

                       Board of Directors


Lee Phillip Bell
President
Bell-Phillip Television Productions

Gary E. Gardner
President & Chief Executive Officer
Soft Sheen Products
(Elected January 31, 1994)

William Wrigley, Jr.
Vice President
Wm. Wrigley Jr. Company

Robert P. Billingsley
Executive Vice President
WLD Enterprises

Penny Sue Pritzker
President
Classic Residence by Hyatt
(Elected January 31, 1994)

                     Elected Officers--1993

William Wrigley
President & Chief Executive Officer

R. Darrell Ewers
Executive Vice President

Douglas S. Barrie
Group Vice President--International

Ronald O. Cox
Group Vice President--Marketing

John F. Bard
Senior Vice President

Martin J. Geraghty
Senior Vice President--Manufacturing

William Wrigley, Jr.
Vice President

Gary R. Bebee
Vice President--Customer Marketing

David E. Boxell
Vice President--Personnel

Anthony Cipollina
Vice President--Sales
(retired February 28, 1993)

J. E. Dy-Liacco
Vice President--International

Susan S. Fox
Vice President--Consumer Marketing

Philip G. Hamilton
Vice President--International

Jon Orving
Vice President--International

Dushan Petrovich
Vice President--Treasurer

Stefan Pfander
Vice President--International

Wm. M. Piet
Vice President--Corporate Affairs & Secretary

John A. Schafer
Vice President--Purchasing

Christafor E. Sundstrom
Vice President--Corporate Development

Donald E. Balster
Senior Director--U.S. Production

H. J. Kim
Senior Director--Engineering

Philip G. Schnell
Senior Director--Research & Development

John H. Sutton
General Manager--Converting Division

Dennis J. Yarbrough
Corporate Controller

       Corporate Facilities and Associated Companies--1993

Domestic Facilities

Corporate Offices

Wrigley Building
410 North Michigan Avenue
Chicago, Illinois 60611

Production Facilities

Chicago, Illinois
Gainesville, Georgia
Santa Cruz, California

Operating Wholly Owned Associated Companies

Domestic

Amurol Products Company*
Naperville, Illinois 60566

Four-Ten Corporation
Chicago, Illinois 60611

L. A. Dreyfus Company*
Edison, New Jersey 08820


Northwestern Flavors, Inc.*
West Chicago, Illinois 60185

International

The Wrigley Company Pty. Limited*
Sydney, Australia

Wrigley Austria Ges.m.b.H.*
Salzburg, Austria

Wrigley Canada Inc.*
Don Mills, Ontario, Canada

Wrigley Chewing Gum Company LTD.*
Guangzhou, Guangdong,
People's Republic of China

Wrigley s.r.o.
Prague, Czech Republic

The Wrigley Company Limited*
Plymouth, England, U.K.

Oy Wrigley Scandinavia Ab
Turku, Finland

Wrigley S.A.*
Biesheim, France

Wrigley G.m.b.H.
Munich, Germany

Wrigley N.V.
Amsterdam, Holland

The Wrigley Company (H.K.) Limited
Hong Kong, B.C.C.


Wrigley Hungaria, Ltd.
Budapest, Hungary

Wrigley India Private Limited
New Delhi, India

Wrigley & Company, Ltd., Japan
Tokyo, Japan

The Wrigley Company (East Africa) Limited*
Nairobi, Kenya

The Wrigley Company (Malaysia) Limited
Kuala Lumpur, Malaysia

The Wrigley Company (N.Z.) Limited
Auckland, New Zealand

Wrigley Scandinavia AS
Oslo, Norway

The Wrigley Company (P.N.G).  Pty.  Ltd.
Port Moresby, Papua, New Guinea

Wrigley Philippines, Inc.*
Pasig, Metro Manila, Philippines

Wrigley Poland Sp zo.o
Poznan, Poland

Malayan Guttas Private Limited**
Singapore

Wrigley d.o.o.
Ljubljana, Slovenia

Wrigley Co., S.A.
Santa Cruz de Tenerife
Canary Islands, Spain


Wrigley Scandinavia AB
Stockholm, Sweden

Wrigley Taiwan, Limited*
Taipei, Taiwan, R.O.C.


 *   Denotes production facility.

**   In liquidation.

                     Stockholder Information

Stockholder Inquiries

Any inquiries about your Wrigley stockholdings should be directed to:

     Stockholder Relations
     Wm. Wrigley Jr. Company
     410 North Michigan Avenue
     Chicago, Illinois 60611
     1-800-824-9681

Capital Stock

Common Stock of the Wm. Wrigley Jr. Company is traded on the New
York Stock Exchange.  The Company's symbol is WWY.

     Class B Common Stock, issued to stockholders of record on April 4, 1986, has restricted transferability and is not traded on the New York Stock Exchange. It is at all times convertible, on a share-for-share basis, into Common Stock and once converted is freely transferable and publicly traded. Class B Common Stock also has the same rights as Common Stock with respect to cash dividends and treatment upon liquidation.


Dividends

Regular quarterly dividends are paid in advance on the first business day of February, May, August, and November with the record date for each payment falling on or about the 15th of the prior month. The Company also has a long history of paying "extra" dividends. In recent years, a single "extra" dividend has been paid on December 31.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (DRP) is open to all stockholders of record. The Plan is administered by the Company and uses cash dividends on both Common Stock and Class B Common Stock, along with voluntary cash contributions, to purchase additional shares of Common Stock. Cash contributions can be made monthly for a minimum of $50 and a maximum of $5,000. The Company pays all brokerage and administrative costs associated with the DRP.

     All shares purchased through the Plan are retained in a DRP account, so there are no certificates that could be lost, misplaced, or stolen. Additionally, once a DRP account is established, a participant can deposit any Wrigley stock certificates held outside the Plan into the account for safekeeping.

     Just over 8,800 or 47.4% of the Company's stockholders of record currently participate in the DRP. A brochure fully describing the Plan and its enrollment procedure is available upon request.

Direct Dividend Deposit
Service

The Direct Dividend Deposit Service allows stockholders to receive cash dividends through automatic deposits into their checking or savings account.

Stock Certificates

For security and tax purposes, stockholders should keep a record of all of their stock certificates. The record should be kept in a separate place from the certificates themselves and should contain the following information for each certificate: exact name of registration, number of shares, certificate number, date of certificate, and the original cost of the shares.

     If a stock certificate is lost or stolen, notification should be sent to the Company immediately. The transfer agent has two requirements to be met before a new certificate will be issued -- a completed affidavit and payment for an indemnity bond based on the current market value of the lost or stolen stock. The replacement of a certificate will take about a week to ten days. Even if a certificate is lost or stolen, the stockholder will continue to receive dividends on those shares while the new certificate is being issued.

     A transfer of stock is required when the shares are sold or when there is any change in name or ownership of the stock. A transfer of stock can be initiated by completing and signing the appropriate assignment form on the reverse side of the certificate and forwarding the certificate to the Company or its transfer agent. To be accepted for transfer, the stockholder's signature on the certificate or stock power must be guaranteed by an Eligible Guarantor Institution such as a commercial bank, trust company, securities broker/dealer, credit union, or savings association participating in a Medallion program approved by the Securities Transfer Association. A verification by a notary public is not sufficient. Anytime a certificate is mailed, it should be sent registered mail, return receipt requested.

Consolidation of Multiple

Accounts

To avoid receiving duplicate mailings, stockholders with more than one Wrigley account may want to consolidate their shares.
For more information, please contact the Company.

Form 10-K

A copy of the Company's 1993 annual report to the Securities and Exchange Commission on Form 10-K will be provided without charge to any stockholder of record submitting a written request. Such requests should be addressed to Stockholder Relations at the main office of the Company. It is expected that the report will be available on or about April 1, 1994.

Transfer Agent and Registrar

The First Chicago Trust Company of New York
14 Wall Street, Suite 4680
New York, New York 10005
1-800-446-2617

 Parents and Subsidiaries of Registrant

                                                  State or
Country
         Name of Company                          of Corporation


Wm. Wrigley Jr. Company.......................... Delaware
  Companies included in consolidation-all 100% owned
    by Parent Company:
Northwestern Flavors, Inc.......................  Illinois
L.A. Dreyfus Company............................  New York
Four-Ten Corporation............................  Illinois
Amurol Products Company.........................  Illinois
Wrigley Canada Inc..............................  Canada
Wrigley (Cayman) Ltd............................  Cayman Islands
The Wrigley Company Limited.....................  England
The Wrigley Company Pty. Limited................  Australia
The Wrigley Company (N.Z.) Limited..............  New Zealand
Malayan Guttas Private Limited..................  Singapore*
Wrigley GmbH....................................  West Germany
Wrigley Hungaria, Kft...........................  Hungary
Wrigley India Private Limited...................  India
Wrigley N.V.....................................  The Netherlands
Wrigley Philippines Inc.........................  Philippines
Wrigley S.A.....................................  France
Wrigley Austria Ges.m.b.H.......................  Austria
Wrigley Chewing Gum Co. Ltd.....................  People's
Republic
                                                    of China
The Wrigley Company (H.K.) Limited..............  Hong Kong
The Wrigley Company (E.A.) Ltd..................  Kenya
Wrigley Co. S.A.................................  Spain
Wrigley & Company Ltd. Japan....................  Japan
Wrigley Taiwan Limited..........................  Republic of
                                                    China
Wrigley Malaysia Sdn Berhad.....................  Malaysia
Wrigley d.o.o...................................  Slovenia
Wrigley s.r.o...................................  Czech Republic
Wrigley Poland Spolka zo.o......................  Poland
  Companies included in consolidation which are owned
  by wholly-owned associated companies of the Parent
  Company:
   100% owned by The Wrigley Company Limited, England-
     Wrigley Scandinavia AB.....................  Sweden
   100% owned by Wrigley Scandinavia, AB, Sweden-
     OY Wrigley Scandinavia, AB.................  Finland
     Wrigley Scandinavia, AS....................  Norway
   The Wrigley Company (P.N.G.) Pty. Ltd. New Guinea

*In liquidation.


     NOTE: The list above excludes 100% owned subsidiaries which are primarily inactive and taken singly, or as a group, do not constitute significant subsidiaries.

     William Wrigley, President, Chief Executive Officer, and a director of the Company, may be deemed to be a "Parent" of the Wm. Wrigley Jr. Company under the rules and regulations promulgated by the Securities and Exchange Commission.

                        POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS:

     That the undersigned officers and directors of the Wm. Wrigley Jr. Company hereby severally constitute and appoint William Wrigley, Irving Seaman, Jr. and Wm. M. Piet, or any of them singly, our true and lawful attorneys and agents with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Form 10-K Report of the Wm. Wrigley Jr. Company for the fiscal year ended December 31, 1993, and any and all amendments thereto, to file the same, with all exhibits thereto and documents therewith, with the Securities and Exchange Commission, hereby granting to such attorneys and agents, and each of them, full power of substitution and revocation in the premises, and generally to do all such things in our name and behalf in our capacities as officers and directors to enable the Wm. Wrigley Jr. Company to comply with the provisions of the Securities Exchange Act of 1934, and all regulations of the Securities and Exchange Commission thereunder, hereby ratifying and confirming our signatures as they may be signed by our attorneys, or any one of them, to said Form 10-K Report, and any and all amendments thereto, and all that said attorneys and agents, or any of them may do or cause to be done by virtue of these presents.

     IN WITNESS WHEREOF, the undersigned have hereunto executed the Power of Attorney this 8th day of March, 1994.


   William Wrigley                        John F. Bard
President, Chief Executive             Senior Vice President
 Officer, Director                (Principal Financial Officer)


                         Dennis J. Yarbrough
                         Corporate Controller
                     (Principal Accounting Officer)


   Charles F. Allison III                 Lee Phillip Bell
          Director                             Director


    Robert P. Billingsley                  R. Darrell Ewers
          Director                            Director


       Gary E. Gardner                   Penny Sue Pritzker
          Director                            Director


      Richard K. Smucker                 William Wrigley, Jr.
          Director                             Director


STATE OF ILLINOIS    )
                     ) SS
COUNTY OF COOK       )

     I,                       , a Notary Public in and for said
County, in the aforesaid State, DO HEREBY CERTIFY that the above-named directors and officers of the Wm. Wrigley Jr. Company, personally known to me to be the same persons whose names are subscribed to the foregoing instruments, appeared before me this day in person, and severally acknowledged that they signed and delivered the said instrument as their free and voluntary act, for the uses and purposes therein set forth.

     GIVEN under my hand and notarial seal this 8th day of March, 1994.



                                                Notary Public
My Commission Expires: