Form 10-Q
period 1994-09-30
WRIGLEY WILLIAM JR CO
filed 1994-11-14
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to



For Quarter Ended September 30, 1994      Commission file number 1-800



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

91,130,913 shares of Common Stock and 25,156,937 shares of Class B Common Stock were outstanding as of October 14, 1994.

                               FORM 10-Q

                PART I - FINANCIAL INFORMATION - ITEM 1

                        WM. WRIGLEY JR. COMPANY

            STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)

                                    Three Months Ended       Nine Months Ended
                                      September 30,             September 30,
                                      1994        1993       1994           1993
Revenues:
  Net sales                      $   404,087     360,541     1,205,692   1,079,041
  Investment and other income         17,530       3,961        22,864       8,561
  Nonrecurring gain on sale of
   Singapore property                 -             -           38,102         -

      Total revenues                 421,617      364,502    1,266,658    1,087,602

Costs and expenses:
  Cost of sales                      172,838      153,679      521,535      464,093
  Selling, distribution, and
   general administrative            159,879      133,206      446,128      394,886
  Interest                               221          641        1,194        1,150

      Total costs and expenses       332,938      287,526      968,857      860,129

Earnings before income taxes          88,679       76,976      297,801      227,473

Income taxes                          27,058       27,862      101,891       82,439

Net earnings                          61,621       49,114      195,910      145,034

Net earnings per average
  share of common stock          $       .53          .42         1.68         1.24

Dividends declared per share of
  common stock                   $       .12          .10          .36          .30

Average number of shares
  outstanding for the period     116,373,180  116,400,489  116,380,124  116,547,872


All dollar amounts in thousands except for per share amounts.


SEE ACCOMPANYING NOTES ON PAGE 5


                               FORM 10-Q

           PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)

                        WM. WRIGLEY JR. COMPANY

           STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                           Nine Months Ended
                                                            September 30,
                                                          1994          1993

CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $ 195,910     145,034
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                         29,593      24,711
     Gain on sales of property, plant, and
      equipment                                          (39,054)     (1,253)
    (Increase) decrease in:
       Accounts receivable                               (45,399)    (44,250)
       Inventories                                       (45,140)    (21,724)
       Other current assets                               (2,875)     (2,716)
       Other assets and deferred charges                  10,144      (4,154)
     Increase (decrease) in:
       Accounts payable                                   23,671      11,849
       Accrued expenses                                   17,475      31,002
       Income and other taxes payable                     26,847      (1,740)
       Deferred taxes                                     (5,793)     (2,705)
       Other noncurrent liabilities                          768       4,105

   Net cash flows - operating activities                 166,147     138,159

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment           (52,152)    (43,276)
   Proceeds from property retirements                     40,599       3,220
   Purchase of short-term investments                   (177,375)         -
   Maturities of short-term investments                  182,776          -
   Net increase in short-term investments                   -         (8,331)

   Net cash flows - investing activities                  (6,152)    (48,387)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                        (39,570)    (34,963)
   Common stock purchased                                 (9,315)    (15,077)

   Net cash flows - financing activities                 (48,885)    (50,040)

Effect of exchange rate changes on cash and
  cash equivalents                                         1,180       1,083

Net increase in cash and cash equivalents                112,290      40,815
Cash and cash equivalents at beginning of period          86,290      84,144

Cash and cash equivalents at end of period             $ 198,580     124,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $  80,337      88,587
Interest paid                                          $   1,193       1,121
Interest and dividends received                        $   8,321       8,773



All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                              FORM 10-Q
           PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                        WM. WRIGLEY JR. COMPANY
                CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                     September 30,      December 31,
                                                          1994              1993
Current assets:
  Cash and cash equivalents                             $  198,580          86,290
  Short-term investments                                    98,764         103,556
  Accounts receivable                                      171,118         118,222
   (less allowance for doubtful accounts:
    9/30/94 - $5,225; 12/31/93-$4,407)
  Inventories -
    Finished goods                                          57,793          47,471
    Raw materials and supplies                             170,477         129,325
                                                           228,270         176,796
  Other current assets                                      14,935          11,511
  Deferred income taxes - current                            6,592           5,918
     Total current assets                                  718,259         502,293

Marketable equity securities at fair value                  15,417          31,417
Other assets and deferred charges                           20,566          25,881
Deferred income taxes - noncurrent                          19,772          15,865

Property, plant and equipment, at cost                     606,195         550,877
Less accumulated depreciation                              340,133         311,009
                                                           266,062         239,868
      Total assets                                      $1,040,076         815,324

Current liabilities:
  Accounts payable                                      $   88,923          62,621
  Accrued expenses                                          87,965          67,137
  Dividends payable                                         13,965          11,640
  Income and other taxes payable                            46,178          17,127
  Deferred income taxes - current                            1,082             636
      Total current liabilities                            238,113         159,161

Deferred income taxes-noncurrent                            15,713          22,716
Other noncurrent liabilities                                60,396          58,265

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
     Common Stock
      Authorized - 400,000,000 shares
      Issued - 91,100,724 shares at 9/30/94;
               90,588,065 shares at 12/31/93                12,144          12,078
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
      25,187,126 shares at 9/30/94;
      25,812,424 shares at 12/31/93                          3,376           3,442

  Additional paid-in capital                                 1,457           1,467

  Retained earnings                                        718,655         564,640
  Foreign currency translation adjustment                  (13,054)        (24,757)
  Unrealized holding gains on marketable
    equity securities                                        8,325          18,312
  Common Stock in treasury, at cost - 112,639
    shares at 9/30/94; 0 shares at 12/31/93                 (5,049)           -

       Total stockholders' equity                          725,854         575,182

       Total liabilities & stockholders' equity         $1,040,076         815,324

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                               FORM 10-Q

                        WM. WRIGLEY JR. COMPANY

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

1. The Statement of Consolidated Earnings (Condensed) for the three and nine month periods ended September 30, 1994 and 1993, the Statement of Consolidated Cash Flows (Condensed) for the nine month periods ended September 30, 1994 and 1993, and the Consolidated Balance Sheet (Condensed) at September 30, 1994 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1993 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1993 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                               Decrease (Increase) to
                                                Stockholders' Equity

     Third Quarter                               1994           1993

     Balance at July 1                        $16,531         16,424
      Translation adjustment for the
       third quarter                           (3,477)         3,836

     Balance at September 30                  $13,054         20,260

     Nine Months

     Balance at January 1                     $24,757          9,692
     Translation adjustment for
       the nine-month period                  (11,703)        10,568

     Balance at September 30                  $13,054         20,260

                               FORM 10-Q
                PART I - FINANCIAL INFORMATION - ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

1994 third quarter and first nine months' net sales exceeded the same periods last year by 12.1% and 11.7%, respectively. Higher international volume accounted for the majority of the sales gain with over half of the volume increase coming from the emerging markets of Central and Eastern Europe and Latin America.

Investment and Other Interest Income

1994 third quarter and first nine months' investment and other interest income increased $13.6 million (343%) and $14.3 million (167%), respectively. At the end of 1994, Section 170(e) (5) of the U.S. Internal Revenue Code expires, greatly reducing the tax deductibility of appreciated securities contributed to private foundations. In anticipation of this change, a contribution of securities was made to the Company's charitable foundation. Recognition of the $14,342,000 appreciation in the market value of the securities contributed in the third quarter from their original cost of $624,000 favorably effected investment and other interest income.

Costs and Expenses

Cost of Sales

Cost of sales for the third quarter and first nine months of 1994 increased by 12.5% and 12.4%, respectively compared with the same periods last year. The increases were primarily due to worldwide shipment volume increases.

The Company's consolidated gross profit percentages were as follows:

                              1994           1993

          Third Quarter       57.2%          57.4%
          First Nine Months   56.7%          57.0%


Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the third quarter and the first nine months of 1994 exceeded the same periods last year by 20% and 13%, respectively. About $14 million of the increase was from the contribution to the Company's charitable foundation in the third quarter. Excluding this expense, these expenses exceeded the same periods last year by 9.5% and 9.4%, respectively. This increase was primarily due to higher marketing and selling expenses, mainly in the International Group.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               (Cont'd)




Income Taxes

The effective tax rates for the third quarter and first nine months of 1994 and 1993 are shown below:

                               1994         1993

    Third quarter              30.5%        36.2%
    First nine months          34.2%        36.2%

The lower rates for 1994 result primarily from the U.S. income tax benefit of the contribution to the Company's charitable foundation of marketable securities valued at nearly $15 million.

Net Earnings

Consolidated net earnings totaled $61.6 million or $.53 per share for the third quarter of 1994 - a 26% increase of $12.5 million or $.11 per share from the third quarter of 1993. Excluding the income tax benefit from the Foundation contribution noted above, net earnings were up $.08 per share or 19%.

Total net earnings for the first nine months of 1994 were $195.9 million, an increase of $50.9 million or 35%. On a per share basis, earnings were $1.68, an increase of $.44 or 35%. In January, 1994, the Company sold its real estate holding in Singapore for a pre-tax gain of $38.1 million. This non-recurring gain increased net earnings by an after-tax amount of $24.8 million or $.21 per share. Excluding the non-recurring Singapore gain, the earnings increases were $26.1 million or 18% and $.23 per share or 19%. Further excluding the income tax benefit from the Foundation contribution noted above, net earnings increases were $.20 per share or 16%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994, the Company's cash and cash equivalents and short-term investments totaled $297.3 million compared to $189.8 million at December 31, 1993 - an increase of $107.5 million. The ratio of current assets to current liabilities (current ratio) was
3.0 to 1 at September 30, 1994 compared to 3.2 to 1 at
December 31, 1993.

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

     On June 9, 1994, pursuant to an unsolicited offer received by the Company from the Wrigley Memorial Garden Foundation, the Company entered into an agreement to purchase a total of 345,072 shares of the Company's Common Stock, no par value, held by this Foundation. The agreement provides that the Company purchase the shares from the Foundation for cash in four equal quarterly increments of 86,268 shares beginning with the third calendar quarter of 1994. The purchase price per share of each quarterly increment will be the average closing price of the Company's Common Stock on the New York Stock Exchange during each respective quarter.

     Under these resolutions and agreements, the Company has acquired and distributed stock in 1994 as follows:

                               Aggregate
                Shares         Purchase        Shares       Shares in
Period         Acquired         Price        Distributed    Treasury

1st Quarter    120,000        $5,600,150       93,629        26,371
2nd Quarter          0                 0            0             0
3rd Quarter     86,268        $3,715,084            0        86,268

               206,268        $9,315,234       93,629       112,639


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the three month period ended September 30, 1994.

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





Date   November 14, 1994