Form 10-Q/A
period 1993-09-30
WRIGLEY WILLIAM JR CO
filed 1994-12-22
CIK 108601

                            FORM 10-Q/A

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  (27) Financial Data Schedule
(b) The Company has not filed a Form 8-K for the three month period ended September 30, 1994.

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

Exhibit Index

(27) Financial Data Schedule