Form 10-K
WRIGLEY WILLIAM JR CO
filed 1995-03-29
CIK 108601

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission file
                                                number 1-800

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

         Registrant's telephone number, including area code: (312)
                                                          644-2121

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            As of February 23, 1995, there were outstanding 91,288,314 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $2,814,480,000. As of February 23, 1995, there were outstanding 25,031,606 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on February 23, 1995 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $3,212,846,000. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

            Certain sections of the Registrant's definitive Proxy
Statement, dated February 8, 1995, for the March 9, 1995 Annual
Meeting of Stockholders and of the 1994 Annual Report to Stockholders are incorporated by reference into portions of Parts
I, II, III and IV of this Report.

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

                The Company's brands manufactured and available in the
            United States are:  WRIGLEY'S SPEARMINT, DOUBLEMINT,
            JUICY FRUIT and BIG RED, which account for a majority of the Company's sales volume; WINTERFRESH, a new sugar gum product in stick form, added to the line in 1994; FREEDENT, a specially formulated chewing gum which does not stick to most types of dental work, available in three flavors; and EXTRA sugarfree chewing gum, containing NUTRASWEET* brand sweetener, available in four flavors and as bubble gum.

                Except for BIG RED, which has limited availability
            overseas, and WINTERFRESH, which is not distributed overseas, these Wrigley brands are also commonly available in many international markets. Additional brands manufactured and marketed abroad are: ARROWMINT, COOL CRUNCH, DULCE 16, JUICY FRUIT and P.K, chewing gums in sugar coated pellet form, FREEDENT and ORBIT sugarfree gums in various flavors and BIG BOY, HUBBA BUBBA and BIG G, all standard bubble gum products.

                The Company's ten largest markets outside of the
            United States in 1994 were Australia, Canada, China,
            France, Germany, Mexico, Philippines, Russia, Taiwan and the United Kingdom.


            *NUTRASWEET is a registered trademark of The NutraSweet Company for its brand of sweetening ingredient.

                Finished chewing gum is manufactured in four factories
            in the United States and nine factories in other countries. Factories under construction in India and Poland are expected to be completed in 1995 and 1996, respectively. Three domestic wholly owned associated companies manufacture products other than finished chewing gum. Amurol Confections Company, now in its new factory and offices, manufactures and markets primarily children's bubble gum items including BIG LEAGUE CHEW, BUBBLE TAPE and other uniquely packaged confections. Amurol markets HUBBA BUBBA in the United States under a licensing agreement with the parent company. Various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies are also an important part of Amurol's total business. Amurol is also developing export markets, currently the largest being Canada, Mexico and Japan. The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies and, as a small portion of its business, also manufactures flavorings and other ingredients for food-related industries.

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

                (ii) New products. In the U.S., WINTERFRESH, the Company's first new sugar chewing gum brand in nearly 20 years, was introduced in August, 1994. Also, peppermint and spearmint flavored FREEDENT were reformulated to have a softer texture and longer lasting flavor. In overseas markets, a variety of sugarfree products were introduced or added to existing product lines. A mint flavored sugarfree FREEDENT in tab form was introduced in Austria, Australia and New Zealand and in pellet form in France. Also in France, EXTRA in menthol and chlorophyll flavors was introduced in pellet form. In the Scandinavian countries, spearmint flavored EXTRA in pellet form was added. EXTRA in mentholmint flavored tab form was introduced in Germany, as was winterfresh flavored ORBIT in stick form. Peppermint flavored EXTRA in tab form was added in Austria. Sugarfree WRIGLEY'S SPEARMINT in tab form was introduced in Australia and sugarfree DOUBLEMINT in tab form was introduced in Australia and New Zealand. Cola flavored HUBBA BUBBA, a standard bubble gum product, was added to the product line in the Scandinavian countries and Belgium. HUBBA BUBBA cherry cola was added to the brand assortment in the U.K. and Austria.

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

                (iv) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately a dozen patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum, are deemed of material significance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2014.

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

                (vii) Customers. The Company's products are distributed through approximately 5,000 customers throughout the United States alone. No single domestic or foreign customer accounts for as much as 10% of consolidated sales or revenues.

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

                Wrigley brands are sold in over 120 countries and
            territories, although in some cases these markets are relatively small. In most international markets, there are two or three major competitors and generally a half dozen or more other companies competing for a share of the gum market in each instance.

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

                (xiii) Employees. During 1994, the Company employed approximately 7,000 persons worldwide.

            (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.

                Information concerning the Company's operations in
            different geographic areas for the years ended December 31, 1994, 1993 and 1992 is hereby incorporated by reference from the 1994 Annual Report to Stockholders, on page 17, under the caption "Operations by Geographic Areas," and on page 21 under the caption "Results of Operations."

Item 2.  Properties

            The information below relates to the principal properties of the Company which are primarily devoted to chewing gum production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company's business. All of the finished gum factories listed below operated at least one full shift throughout the year, all but one operated a substantial second shift and four operated a third shift for most of the year. All properties are owned in fee by the Company unless otherwise indicated. The figures given in the table are approximate.

                                                       Floor Area
   Property and Location                              (Square Feet)

  FINISHED GUM FACTORIES
  Chicago, Illinois.................................. 1,255,700
  Santa Cruz, California.............................   385,500
  Gainesville, Georgia...............................   461,000
  Yorkville, Illinois................................   225,000(a)
  Asquith, N.S.W., Australia.........................   149,000
  Salzburg, Austria..................................    22,600
  Don Mills, Ont., Canada............................   138,800
  Plymouth, England..................................   302,000
  Biesheim, France...................................   412,000
  Nairobi, Kenya.....................................    35,000
  Guangzhou, China, P.R.C(b).........................    69,800
  Manila, Philippines(c).............................   100,700
  Taipei, Taiwan, R.O.C..............................    62,300

    RAW MATERIALS PROCESSING FACTORIES

  Edison, New Jersey.................................  536,000
  West Chicago, Illinois.............................   40,300
  Biesheim, France...................................   76,000

    OFFICE BUILDING

    Wrigley Building, Chicago, Illinois(d)...........  453,400

            (a) Does not include 170,000 square foot warehouse facility located in West Naperville, Illinois.

            (b) In China, the Company has a 50 year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

            (c) In the Philippines, the Laurel-Langley Agreement expired on May 27, 1975 and, under the terms of the Philippine Constitution, foreign firms were required to divest themselves of their land sites (but not the structures or improvements thereon). Consequently, in December, 1975, Wrigley Philippines, Inc. donated its land site, but not the buildings thereon, by deed to the Philippine Rural Reconstruction Movement, a non-stock, non-profit organization with no government affiliation, on a lease-back arrangement for a 25-year term with an option to renew for an additional 25 years.

            (d) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 1994, the Company's offices occupied approximately 130,000 of the 453,400 square feet of rentable space in the building.

            In addition to the above, manufacturing facilities for finished chewing gum products are under construction in Poznan, Poland and Bangalore, India.

            In the case of each factory listed above, there are also included some offices and warehouse facilities. Also, the Company maintains branch sales offices and warehouse facilities in the United States and abroad, all of which are leased for varying numbers of years.


Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Executive Officers of the Registrant

            All elected officer positions are held for a one-year term. The positions and ages listed below are as of December 31, 1994. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.


                                                                     Effective
Name and Age                  Position(s) with Registrant            Date(s)

William Wrigley, 61           President and Chief Executive Officer since 1961
R. Darrell Ewers, 61          Executive Vice President              since 1984
Douglas S. Barrie, 61         Group Vice President-International    since 1984
Ronald O. Cox, 56             Group Vice President-Marketing        since 1985
John F. Bard, 53(a)           Senior Vice President                 since 1991
Martin J. Geraghty, 58        Senior Vice President-Manufacturing   since 1989
William Wrigley, Jr., 31      Vice President                        since 1991
                              Assistant to the President             1985-1992
Gary Bebee, 48                Vice President-Customer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1992
David E. Boxell, 53           Vice President-Personnel              since 1992
                              Assistant Vice President-Personnel     1980-1991
Susan S. Fox, 36              Vice President-Consumer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1992
Dushan Petrovich, 41          Vice President-Treasurer              since 1993
                              Treasurer                                   1992
                              Associate Treasurer                         1991
                              Corporate Accounting and
                                Control Manager                      1986-1990
Wm. M. Piet, 51               Vice President-Corporate Affairs      since 1988
                              Corporate Secretary                   since 1984
John A. Schafer, 54           Vice President-Purchasing             since 1991
                              Assistant Vice President-Purchasing    1985-1991
Christafor E. Sundstrom, 46   Vice President-Corporate Development  since 1988
Jaime E. Dy-Liacco, 63        Vice President-International          since 1980
                              President-Wrigley & Co., Ltd., Japan  since 1981
                              President-Wrigley Philippines, Inc.   since 1981
Philip G. Hamilton, 54        Vice President-International          since 1993
                              Managing Director, The Wrigley
                              Company Limited, England              since 1986
Jon Orving, 45                Vice President-International          since 1993
                              Managing Director, Wrigley
                              Scandinavia AB, Sweden                since 1983
Stefan Pfander, 51            Vice President-International          since 1992
                              Co-Managing Director of Wrigley
                              GmbH, Munich, Germany                 since 1981
Donald E. Balster, 50         Senior Director-U.S. Production       since 1991
                              Director-Manufacturing Administration  1990-1991
                              Factory Manager                        1979-1990
H. J. Kim, 51                 Vice President-Engineering            since 1994
                              Senior Director-Engineering            1988-1994
Philip G. Schnell, 51         Vice President-Research & Development since 1994
                              Senior Director-Research &
                                Development                          1988-1994
John H. Sutton, 63            General Manager-Converting Division   since 1979
Dennis J. Yarbrough, 51       Corporate Controller                  since 1981


            At the meeting of the Board of Directors immediately following the annual stockholders' meeting of March 9, 1995, all officers set forth in the schedule above were re-elected for a one-year term to their positions in the Company. Additionally, Mr. Wm. M. Piet, Vice President-Corporate Affairs and Corporate Secretary was also re-elected to the position of Assistant to the President and Mr. Dennis R. Mally was re-elected to the position of Senior Director-Information Services, both originally elected to such positions on January 30, 1995. Mr. Mally joined the Company in 1993 assuming responsibility for the Company's worldwide information systems. Before joing the Company, from 1989 to 1991 Mr. ally was Vice President Business Operations with The Cross Company in Fraser, Michigan, a manufacturer of metal cutting and assembly machines. Following the 1991 acquisition of The Cross Company by Giddings & Lewis, the largest factory automation company in the U.S., Mr. Mally served as Vice President Systems and Quality of its Integrated Automation Division in Fraser, Michigan.

            (a) John F. Bard joined the Company in January 1991. He previously served as President and Chief Operating Officer and as a Director of Tambrands, Inc. of Lake Success, New York, having joined that company in 1985 as Executive Vice President.



                                    PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

            At December 31, 1994, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Midwest Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

            As of February 23, 1995, there were 19,175 stockholders of record holding Common Stock and 4,845 stockholders of record holding Class B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, is hereby incorporated by reference from the Company's 1994 Annual Report to Stockholders, on page 20, under the captions "Market Prices" and "Dividends."

Item 6.  Selected Financial Data

            Five-year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference from the Company's 1994 Annual Report to Stockholders under the following captions and page numbers:
"Operating Data" and "Other Financial Data", on page 19; "Income Taxes", on page 13; and "Postretirement Benefits", on page 16.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

            Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1994 Annual Report to Stockholders, on pages 21 and 22.

Item 8.  Financial Statements and Supplementary Data

            Consolidated financial statements of the Company at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, accounting policies and notes to consolidated financial statements, with the report of independent auditors, and selected unaudited quarterly data -- consolidated results for the years ended December 31, 1994 and 1993 are hereby incorporated by reference from the Company's 1994 Annual Report to Stockholders, on pages 6 through 18 and 20, respectively.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

            Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated February 8, 1995, for the Annual Meeting of Stockholders on March 9, 1995, on pages 2 through 4, under the caption "Election of Directors". For information concerning the Company's executive officers, see "Executive
Officers of the Registrant " set forth in Part I hereof.

            Information regarding disclosure of late filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement dated February 8, 1995, for the Annual Meeting of Stockholders on March 9, 1995, on page 18 under the caption "Compliance with Section 16(a) of the Exchange Act."

Item 11.  Executive Compensation

            Information regarding the compensation of directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement, dated February 8, 1995, for the Annual Meeting of Stockholders on March 9, 1995, on pages 7, 8 and 9 through 17 under the general captions "Compensation of Directors" and "Executive Compensation", respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

            Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 8, 1995, for the Annual Meeting of Stockholders on March 9, 1995, on pages 4 through 6 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners."

Item 13.  Certain Relationships and Related Transactions

            Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 8, 1995, for the Annual Meeting of Stockholders on March 9, 1995 under the following captions and page numbers: "Election of Directors", on page 4, regarding Mr. William Wrigley and Mr. William Wrigley, Jr.; "Security Ownership of Certain Beneficial Owners", on page 6, regarding Mrs. Edna Jean Offield, Mr. James S. Offield and Mr. Paxson H. Offield; "Compensation Committee Interlocks and Insider Participation", on page 17, regarding Mr. William Wrigley; and "Related Transactions", on page 17, regarding the Company's purchase of stock from the Wrigley Memorial Garden Foundation.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a)  1,2.  Financial Statements and Financial Statement
Schedule

            The data listed in the accompanying Index to Financial Statements and Financial Statement Schedule, on page F-1 hereof, is filed as part of this Report.

          3.  Exhibits


            The exhibits listed in the accompanying Index to Exhibits, on page F-3 hereof, are filed as part of this Report or are incorporated by reference herein as indicated thereon.

     (b)  Not Applicable.

     (c)  See (a) 3 above.

     (d)  See (a) 1, 2 above.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1995                 WM. WRIGLEY JR. COMPANY
                                            (Registrant)

                                      By: /s/ JOHN F. BARD
                                              John F. Bard
                                          Senior Vice President
                                     (Principal Financial Officer)

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

        Signature              Title

                           President, Chief
    William Wrigley        Executive Officer,
                           Director

                           Senior Vice President
    John F. Bard           (Principal Financial Officer)

                           Corporate Controller
   Dennis J. Yarbrough     (Principal Accounting Officer)

                           Director
   Charles F. Allison III

                           Director
   Lee Phillip Bell

                           Director
   Robert P. Billingsley

                           Director         By/s/ WM. M. PIET
   R. Darrell Ewers                                Wm. M. Piet
                                                 Attorney-in-Fact
                           Director
   Gary E. Gardner
                                            Date:  March 29, 1995
                           Director
   Penny Pritzker

                           Director
   Richard K. Smucker

                           Director
   William Wrigley, Jr.

Exhibit 23.

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 30, 1995, included in the 1994 Annual Report to Stockholders of Wm. Wrigley Jr. Company.

Our audits also included the financial statement schedule of Wm. Wrigley Jr. Company listed in item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-43738 and 33-22788) pertaining to the Special Investment and Savings Plan for Wrigley Employees and the Wm. Wrigley Jr. Company Management Incentive Plan, and in the related Prospectuses, of our report dated January 30, 1995, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1994.




 /s/    ERNST & YOUNG LLP
        Ernst & Young


Chicago, Illinois
March 29, 1995





                                                                     WM. WRIGLEY JR. COMPANY


                                                                  INDEX TO FINANCIAL STATEMENTS
                                                                AND FINANCIAL STATEMENT SCHEDULES
                                                                          (Item 14(a))

                                                                           Reference
                                                                    Form        Annual Report
                                                                    10-K             to
                                                                    Report       Stockholders

Data incorporated by reference from the 1994 Annual Report
 to Stockholders of Wm. Wrigley Jr. Company:
   Consolidated balance sheet at December 31, 1994 and 1993........                       8-9
   For the years ended December 31, 1994, 1993 and 1992:
       Statement of consolidated earnings and retained earnings....                        6
       Statement of consolidated cash flows........................                        7
       Accounting policies and notes to consolidated financial
        statements.................................................                      10-17
   Consolidated financial statement schedules for the years ended
        December 31, 1994, 1993 and 1992:
 VIII.  Valuation and qualifying accounts..........................   F-2

            All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or accounting policies and notes thereto.

            With the exception of the pages listed in the above index and the items referred to in Items, 1,5,6,7, and 8 of this Form 10-K Report, the 1994 Annual Report to Stockholders
is not to be deemed filed as part of this report.






                                                                               F-1



                                                                    WM. WRIGLEY JR. COMPANY

                                                        Schedule VIII - Valuation and Qualifying Accounts
                                                          Years ended December 31, 1994, 1993 and 1992
                                                                         (In Thousands)


     Column A             Column B             Column C               Column D      Column E
                                               Additions
                         Balance at    Charged to     Charged to
                         Beginning     Costs and    Other Accounts  Deductions-     Balance at
    Description          of Period      Expenses       Describe      Describe(A)   End of Period

1994:
   Allowance for
    doubtful accounts...  $4,407          2,578             -              340           6,645

1993:
   Allowance for
    doubtful accounts...  $2,357          2,800             -              750           4,407

1992:
   Allowance for
    doubtful accounts...  $2,454          1,339             -            1,436           2,357




(A)  Uncollectable accounts written-off, net of recoveries.


















                           WM. WRIGLEY JR. COMPANY
                    AND WHOLLY OWNED ASSOCIATED COMPANIES

                              INDEX TO EXHIBITS
                                 (Item 14(a))

Exhibit
Number                       Description of Exhibit

        Proxy Statement of the Registrant, dated February 8, 1995, for the March 9, 1995 Annual Meeting of Stockholders, is hereby incorporated by reference.

 3(a).  Restated Certificate of Incorporation of the Registrant.
        (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1992.)

3(b). By-laws of the Registrant. (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended
        December 31, 1992.)

10(a).  Non-Employee Directors' Death Benefit Plan.

10(b). Senior Executive Insurance Plan (Incorporated by reference to the Company's Form 10-K filed for fiscal year ended
        December 31, 1991).

10(c).  Supplemental Retirement Plan.

10(d). Deferred Compensation Plan for Non-Employee Directors, as amended.

10(e).  Non-Employee Directors' Stock Retirement Plan, as amended.

10(f).  1994 Executive Incentive Compensation Plan.

10(g). Management Incentive Plan and the various programs thereunder, as amended:

        (i)     Executive Incentive Compensation Deferral Program.
        (ii)    Long-Term Stock Grant Program.
        (iii)   Stock Award Program.
        (iv)    Alternate Investment and Savings Program.
        (v)     1988 Stock Option Program.

13.     1994 Annual Report to Stockholders of the Registrant.

21.     Subsidiaries of the Registrant.


23.     Consent of Independent Auditors.  (See page 11.)

24.     Power of Attorney.
--------------------

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.