Form 10-K/A
WRIGLEY WILLIAM JR CO
filed 1995-03-31
CIK 108601

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K/A
       (Purpose of amendment is to correct attached Exhibit 13)


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

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1995                 WM. WRIGLEY JR. COMPANY
                                            (Registrant)

                                      By: /s/ JOHN F. BARD
                                              John F. Bard
                                          Senior Vice President
                                     (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature              Title

                           President, Chief
    William Wrigley        Executive Officer,
                           Director

                           Senior Vice President
    John F. Bard           (Principal Financial Officer)

                           Corporate Controller
   Dennis J. Yarbrough     (Principal Accounting Officer)

                           Director
   Charles F. Allison III

                           Director
   Lee Phillip Bell

                           Director
   Robert P. Billingsley

                           Director         By/s/ WM. M. PIET
   R. Darrell Ewers                                Wm. M. Piet
                                                 Attorney-in-Fact
                           Director
   Gary E. Gardner
                                            Date:  March 31, 1995
                           Director
   Penny Pritzker

                           Director
   Richard K. Smucker

                           Director
   William Wrigley, Jr.