Form 10-Q
period 1995-03-31
WRIGLEY WILLIAM JR CO
filed 1995-05-12
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


For Quarter Ended March 31, 1995      Commission file number 1-800



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

91,237,279 shares of Common Stock and 24,996,373 shares of Class B Common Stock were outstanding as of April 17, 1995.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)

                                       Three Months Ended
                                           March 31
                                      1995         1994
Revenues:
  Net sales                       $   410,159      378,557
  Investment and other income           3,069        2,551
  Nonrecurring gain on sale of
       Singapore property               -           38,102

      Total revenues                  413,228      419,210

Costs and expenses:
  Cost of sales                       181,761      162,936
  Selling, distribution, and
    general administrative            146,159      137,059
  Interest                                199          582

      Total costs and expenses        328,119      300,577

Earnings before income taxes           85,109      118,633

Income taxes                           29,833       42,691

Net earnings                      $    55,276       75,942

Net earnings per average share of
  common stock                    $       .48          .65
Dividends declared per share of
   common stock                   $       .14          .12

Average number of shares
  outstanding for the period      116,184,259  116,393,296

All dollar amounts in thousands except for per share values.

SEE ACCOMPANYING NOTES ON PAGE 5



                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                                                          Three Months Ended
                                                               March 31,
                                                          1995           1994
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                         $  55,276      75,942
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                          10,443       9,016
     (Gain) Loss on sales of property, plant, and
      equipment                                               131     (38,321)
     (Increase) decrease in:
       Accounts receivable                                (28,704)    (34,034)
       Inventories                                          5,411     (17,533)
       Other current assets                                (5,316)       (240)
       Other assets and deferred charges                    1,826      11,378
     Increase (decrease) in:
       Accounts payable                                     9,141       2,549
       Accrued expenses                                    (9,722)      1,686
       Income and other taxes payable                      18,803      39,543
       Deferred taxes                                        (261)     (6,725)
       Other noncurrent liabilities                         5,009       3,120

   Net cash flows - operating activities                   62,037      46,381

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment            (17,966)     (9,675)
   Proceeds from property retirements                         302      39,163
   Purchases of short-term investments                    (95,753)    (81,971)
   Maturities of short-term investments                    90,333      86,890

     Net cash flows - investing activities                (23,084)     34,407

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                         (16,269)    (11,640)
   Common stock purchased                                  (7,742)     (5,600)
   Proceeds from Notes Payable                             52,000        -
   Net cash flows - financing activities                   27,989     (17,240)
Effect of exchange rate changes on cash and
  cash equivalents                                         (1,026)        673

Net increase in cash and cash equivalents                  65,916      64,221
Cash and cash equivalents at beginning of period          127,569      86,290

Cash and cash equivalents at end of period              $ 193,485     150,511
SUPPLEMENTAL CASH FLOW INFORMATION

  Income taxes paid                                     $  13,181      10,105
  Interest paid                                         $     174         577
  Interest and dividends received                       $   3,059       2,224

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5



                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)
                                                       March 31,        December 31,
                                                         1995               1994
Current assets:
  Cash and cash equivalents                           $  193,485           127,569
  Short-term investments                                 108,150           102,679
  Accounts receivable                                    173,563           138,547
   (less allowance for doubtful accounts;
    3/31/95-$7,039; 12/31/94-$6,645)
  Inventories -
    Finished goods                                        50,851            59,205
    Raw materials and supplies                           169,804           161,904
                                                         220,655           221,109
  Other current assets                                    32,839            25,924
  Deferred income taxes - current                          7,514             7,484
      Total current assets                               736,206           623,312

Marketable equity securities at fair value                15,557            14,687
Other assets and deferred charges                         31,381            30,581
Deferred income taxes - noncurrent                        20,992            20,834

Property, plant and equipment, at cost                   663,727           638,463
Less accumulated depreciation                            362,416           349,043
                                                         301,311           289,420
      Total assets                                    $1,105,447           978,834

Current liabilities:
  Notes Payable                                       $   52,000               -
  Accounts Payable                                        79,514            68,097
  Accrued Expenses                                        62,554            69,716
  Dividends Payable                                       16,251            16,269
  Income and other taxes payable                          75,764            55,178
  Deferred income taxes - current                            408               638
      Total current liabilities                          286,491           209,898

Deferred income taxes - noncurrent                        16,186            15,760
Other noncurrent liabilities                              71,311            64,706

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000,000 shares
      Issued - 91,062,883 shares at 3/31/95;
               91,325,657 shares at 12/31/94              12,178            12,177
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
               25,015,166 shares at 3/31/95;
               25,074,832 shares at 12/31/94               3,342             3,343

  Additional paid-in capital                               1,738             1,781

  Retained earnings                                      724,875           685,850
  Foreign currency translation adjustment                 (4,174)          (13,502)
  Unrealized holding gains on marketable equity
    securities                                             8,418             7,855
  Common Stock in treasury, at cost -322,444
    shares at 3/31/95; 192,233 shares at 12/31/94        (14,918)           (9,034)
       Total stockholders' equity                        731,459           688,470

       Total liabilities & stockholders' equity       $1,105,447           978,834


All dollar amounts in thousands.

SEE ACCOMPANYING NOTES ON PAGE 5.


                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statement of Consolidated Earnings (Condensed) and of Consolidated Cash Flows (Condensed) for the three month periods ended March 31, 1995 and 1994, and the Consolidated Balance Sheet (Condensed) at March 31, 1995 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments), necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1994 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1994 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                            Decrease (Increase) to
                                             Stockholders' Equity

     First Quarter                           1995            1994

     Balance at January 1                  $13,502          24,757
     Translation adjustment for the
       first quarter                        (9,328)         (1,872)

     Balance at March 31                   $ 4,174          22,885

                            FORM 10-Q
             PART I - FINANCIAL INFORMATION - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

The 1995 first quarter net sales were $410.2 million, an increase of over 8% from the prior year. Exchange rate translation to a weaker U.S. dollar, volume increases, selected selling price and the mix of products sold account for the increase.

Investment and Other Income

The 1995 first quarter investment and other income increased by 20% due primarily to larger amounts invested and higher yields in 1995.

Costs and Expenses

Cost of Sales


Cost of sales for the first quarter 1995 increased $18.8 million or nearly 12% compared to the prior year. This was mainly due to higher shipments, translation to a weaker U.S. dollar and higher product costs in 1995.

The consolidated gross profit percentage for the first quarter of 1995 was 55.7%, compared to 57.0% for the first quarter of 1994.
The somewhat lower margin in 1995 was mainly due to higher product cost and the mix of sales.

Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the first quarter of 1995 increased $9.1 million or 6.6% from the
prior year.   Marketing and selling expenses accounted for the
increase.

Net Earnings

Net earnings for the first quarter of 1995 are $55.3 million or $.48 per share compared to last year's results of $75.9 million or $.65 per share for the same period. In January 1994, the Company sold its real estate holdings in Singapore for a pre-tax gain of $38.1 million. This nonrecurring gain increased 1994 first quarter net earnings by an after-tax amount of $24.8 million or $.21 per share.

Excluding the nonrecurring Singapore gain in 1994, the net earnings increases are $4.1 million or 8% and $.04 per share or 9%.
Including last year's Singapore gain, net earnings are down $20.7 million or 27% and $.17 per share or 26%.

                            FORM 10-Q
        PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION





LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1995 the Company's cash and cash equivalents and short-term investments totaled $301.6 million compared to $230.2 million at December 31, 1994 - an increase of $71.4 million. The ratio of current assets to liabilities (current ratio) at March 31, 1994 was 2.6 to 1 compared to 3.0 to 1 at December 31, 1994.

Loans totaling $52,000,000 were initiated with Bank of America on March 29, 1995 as part of an overall tax plan. These loans are scheduled to be repaid on July 7, 1995.

Capital expenditures for 1995 are expected to be higher than 1994's expenditures of $87.0 million and are expected to be funded from the Company's operations and internal sources.

                            FORM 10-Q

                   PART II - OTHER INFORMATION


Item 4 - Submission of Matters to Vote of Security Holders

    The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 9, 1995 to consider the following proposals: (1) the election of nine directors to serve for the ensuing year; and
(2) ratification of the appointment of Ernst & Young as the Company's independent auditors for 1995. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

    Proposal 1. Election of nine directors. With each class of stock voting together, a total of 341,837,027 votes were eligible to be cast and a total of 300,011,842 were submitted with respect to each nominee as follows:

    Nominee                     For       % For      Withheld
    Charles F. Allison III  299,731,835    99.91      280,007
    Lee Phillip Bell        299,730,153    99.91      281,689
    Robert P. Billingsley   299,641,810    99.88      370,032
    R.Darrell Ewers         299,748,793    99.91      263,049
    Gary E. Gardner         299,484,179    99.82      527,633
    Penny Pritzker          299,406,888    99.80      604,954
    Richard K. Smucker      299,655,286    99.88      356,556
    William Wrigley         299,749,203    99.91      262,639
    William Wrigley, Jr.    299,720,359    99.90      291,483


    Proposal 2. Ratification of Auditors. With each class of stock voting together, a total of 341,837,027 votes were eligible to be cast and a total of 300,011,842 were submitted as follows:

                 For          Against      Abstain

              299,174,867     423,884      413,091

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

    On June 9, 1994, pursuant to an unsolicited offer received by the Company from the Wrigley Memorial Garden Foundation, the Company entered into an agreement to purchase a total of 345,072 shares of the Company's Common Stock, no par value, held by this Foundation. The agreement provides that the Company purchase the shares from the Foundation for cash in four equal quarterly increments of 86,268 shares beginning with the third calendar quarter of 1994. The purchase per share of each quarterly increment will be the average closing price of the Company's Common Stock on the New York Stock Exchange during each respective quarter.

    Under these resolutions and agreements, the Company acquired and distributed stock in the first quarter of 1995 as follows:

                                         Aggregate                  Shares
                             Shares      Purchase      Shares         in
         Period              Acquired      Price     Distributed   Treasury

         1st Quarter          170,311    $7,742,239     40,100      130,211
         Treasury shares
           held at 12/31/94                                         192,233
         Total Treasury shares
           at 3/31/95                                               322,444


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the three month period ended March 31, 1995.

                            FORM 10-Q

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalfby the undersigned thereunto duly authorized.

                                  WM. WRIGLEY JR. COMPANY
                                        (Registrant)


                                  By  Dennis J. Yarbrough
                                      Corporate Controller


                                  By  Dushan Petrovich
                                      Vice President - Treasurer



Date    May 12, 1995