Form 10-Q
period 1995-06-30
WRIGLEY WILLIAM JR CO
filed 1995-08-14
CIK 108601

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to



For Quarter Ended    June 30, 1995        Commission file number 1-
800



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

91,293,725 shares of Common Stock and 24,853,659 shares of Class B Common Stock were outstanding as of July 17, 1995.

                                                                           FORM 10-Q

                                                            PART I - FINANCIAL INFORMATION - ITEM 1

                                                                    WM. WRIGLEY JR. COMPANY

                                                        STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)

                                     Three Months Ended           Six Months Ended
                                          June 30,                  June 30,
                                      1995         1994         1995         1994

Revenues:
  Net sales                       $   470,648      423,048      880,807     801,605
  Investment and other income           4,478        2,783        7,547       5,334
  Nonrecurring gain on sale of
   Singapore property                    -            -            -         38,102

      Total revenues                  475,126      425,831      888,354     845,041

Costs and expenses:
  Cost of sales                       208,076      185,761      389,837     348,697
  Selling, distribution, and
    general administrative            164,640      149,190      310,799     286,249
  Interest                              1,154          391        1,353         973

      Total costs and expenses        373,870      335,342      701,989     635,919

Earnings before income taxes          101,256       90,489      186,365     209,122

Income taxes                           37,360       32,142       67,193      74,833

Net earnings                      $    63,896       58,347      119,172     134,289

Net earnings per average share of
  common stock                    $       .55          .50         1.03        1.15

Average number of shares
  outstanding for the period      116,079,772  116,374,118  116,131,727 116,383,654




All dollar amounts in thousands except for per share values.

SEE ACCOMPANYING NOTES ON PAGE 5


                                                                           FORM 10-Q

                                                       PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                                    WM. WRIGLEY JR. COMPANY
                                                       STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                                                           Six Months Ended
                                                                June 30,
                                                          1995          1994

CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $ 119,172     134,289
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                         21,262      19,049
     Gain on sales of property, plant, and
      equipment                                             (570)    (38,460)
     (Increase) decrease in:
       Accounts receivable                               (49,939)    (52,551)
       Inventories                                        23,342     (10,757)
       Other current assets                                1,409      (1,660)
       Other assets and deferred charges                     750      10,354
     Increase (decrease) in:
       Accounts payable                                    6,729      13,743
       Accrued expenses                                    9,277      15,360
       Income and other taxes payable                      8,527      25,851
       Deferred taxes                                        125      (4,195)
       Other noncurrent liabilities                        5,822       3,644

   Net cash flows - operating activities                 145,906     114,667

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment           (44,084)    (27,129)
   Proceeds from property retirements                      3,433      39,580
   Purchases of short-term investments                  (136,763)   (111,182)
   Maturities of short-term investments                  129,921     113,184

   Net cash flows - investing activities                 (47,493)     14,453

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (32,520)     (25,605)
   Common stock purchased                               (11,677)      (5,600)
   Net increase in Notes Payable                         52,876            0

   Net cash flows - financing activities                  8,679      (31,205)

Effect of exchange rate changes on cash and
  cash equivalents                                         (739)       1,987

Net increase in cash and cash equivalents               106,353       99,902
Cash and cash equivalents at beginning of period        127,569       86,290

Cash and cash equivalents at end of period             $233,922      186,192
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $ 63,630       54,340
Interest paid                                          $  1,331          979
Interest and dividends received                        $  7,156        5,226



All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.

                                                                           FORM 10-Q
                                                       PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                                    WM. WRIGLEY JR. COMPANY
                                                            CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                        June 30,        December 31,
                                                          1995              1994

Current assets:
  Cash and cash equivalents                           $ 233,922            127,569
  Short-term investments                                109,734            102,679
  Accounts receivable                                   194,201            138,547
   (less allowance for doubtful accounts;
    6/30/95- $7,371; 12/31/94-$6,645)
  Inventories -
    Finished goods                                       42,466             59,205
    Raw materials and supplies                          159,419            161,904
                                                        201,885            221,109
  Other current assets                                   25,969             25,924
  Deferred income taxes - current                         7,781              7,484
      Total current assets                              773,492            623,312
Marketable equity securities at fair value               15,907             14,687

  Other assets and deferred charges                      32,699             30,581
  Deferred income taxes - Noncurrent                     20,751             20,834

Property, plant and equipment, at cost                  681,265            638,463
Less accumulated depreciation                           367,682            349,043
                                                        313,583            289,420
      Total assets                                   $1,156,432            978,834

Current liabilities:
  Notes Payable                                      $   52,876                -
  Accounts payable                                       76,777             68,097
  Accrued expenses                                       81,741             69,716
  Dividends payable                                      16,251             16,269
  Income and other taxes payable                         65,136             55,178
  Deferred income taxes - current                           383                638

      Total current liabilities                         293,164            209,898

Deferred income taxes - noncurrent                       16,757             15,760
Other noncurrent liabilities                             71,962             64,706

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000,000 shares
      Issued - 91,122,475 shares at 6/30/95;
               91,325,657 shares at 12/31/94             12,187             12,177
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
              24,873,642 shares at 6/30/95
              25,074,832 shares at 12/31/95               3,333              3,343

  Additional paid-in capital                              1,738              1,781

  Retained earnings                                     772,520            685,850
  Foreign currency translation adjustment                (5,344)           (13,502)
  Unrealized holding gain                                 8,705              7,855
  Common Stock in treasury, at cost - (6/30/95-
    404,372 shares; 12/31/94-192,233 shares)            (18,590)            (9,034)
       Total stockholders' equity                       774,549            688,470

       Total liabilities & stockholders' equity     $ 1,156,432            978,834

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.

                                   FORM 10-Q

                            WM. WRIGLEY JR. COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statement of Consolidated Earnings (Condensed) for the three and six month periods ended June 30, 1995 and 1994, the Statement of Consolidated Cash Flows (Condensed) for the six month periods ended June 30, 1995 and 1994, and the Consolidated Balance Sheet (Condensed) at June 30, 1995 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1994 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1994 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                       Decrease (Increase) to
                                        Stockholders' Equity

      Second Quarter                     1995           1994

      Balance at April 1               $ 4,174        22,885
      Translation adjustment for the
       second quarter                    1,170        (6,354)

     Balance at June 30                $ 5,344        16,531

      Six Months

      Balance at January 1             $13,502        24,757
      Translation adjustment for
       the six-month period             (8,158)       (8,226)

     Balance at June 30                $ 5,344        16,531

                                   FORM 10-Q
                    PART I - FINANCIAL INFORMATION - ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

Net sales for the second quarter and first six months of 1995 exceeded the respective periods last year by 11.3% and 9.9%, respectively. Increases are due to exchange rate translation to a weaker U.S. dollar, higher volume overseas and some selected selling price increases.


Investment and Other Interest Income

Investment and Other Interest Income for the second quarter and first six months of 1995 increased by 61% and 42% respectively when compared with the same periods in 1994. The increases, primarily in the U.S., are due to higher invested balances and higher yields.



Costs and Expenses

Cost of Sales

Cost of sales for the second quarter and first six months of 1995 increased by 12.0% and 11.8% respectively, compared with the same periods last year. The increases were primarily due to higher international shipment volume and translation noted above as well as higher product costs in 1995.

The Company's consolidated gross profit percentages for the second quarter and the first half of 1995 and 1994 were:

                                   1995         1994

        Second Quarter             55.8%        56.1%
        First Half                 55.7%        56.5%


Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the second quarter and the first six months of 1995 exceeded the same periods last year by 10.4% and 8.6%, respectively. These increases were primarily due to higher advertising, marketing and selling expenses in International operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   (Cont'd)



Income Taxes

The effective tax rates for the second quarter and first half of 1995 and 1994 are shown below:

                               1995             1994

    Second quarter             36.9%            35.5%
    First half                 36.1%            35.8%


Net Earnings

Consolidated net earnings totaled $63.9 million or $.55 per share for the second quarter of 1995 - a 9.5% increase of $5.5 million or $.05 per share from the second quarter of 1994.

Total net earnings for the first half of 1995 were $119.2 million, a decrease of $15.1 million or 11%. On a per share basis, earnings were $1.03, a decrease of $.12 or 10%. In January, 1994, the Company sold its real estate holdings in Singapore for a pre-tax gain of $38.1 million. This nonrecurring gain increased net earnings for the first six months of 1994 by an after-tax amount of $24.8 million or $.21 per share. Excluding the nonrecurring Singapore gain, earnings in 1995 increased $9.7 million or 9% and $.09 per share or 10% over 1994.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company's cash and cash equivalents and short-term investments totaled $343.7 million compared to $230.2 million at December 31, 1994 - an increase of $113.5 million. The ratio of current assets to current liabilities (current ratio) at June 30, 1995 was 2.64 to 1 compared to 3.0 to 1 at December 31, 1994.

Capital expenditures for 1995 are expected to be higher than 1994's expenditures of $87.0 million and are expected to be funded from the Company's operations and internal sources. Loans totaling $52,000,000 were initiated with Bank of America on March 29, 1995 as part of an overall tax plan. As of June 30, 1995 the loans plus accrued interest totaled $52,876,000. On July 7, 1995, these loans were repaid.

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

The Company Stock Retirement Plan for Non-employee Directors authorizes the award of up to 300,000 shares in the aggregate to non-employee directors upon their retirement from the Board. Shares so awarded may be issued from the Company Treasury or purchased in the open market.

On June 9, 1994, pursuant to an unsolicited offer received by the Company from the Wrigley Memorial Garden Foundation, the Company entered into an agreement to purchase a total of 345,072 shares of the Company's Common Stock, no par value, held by the Foundation. The agreement provides that the Company purchase the shares from the Foundation for cash in four equal quarterly increments of 86,268 shares beginning with the third calendar quarter of 1994. The purchase price per share of each quarterly increment was the average closing price of the Company's Common Stock on the New York Stock Exchange during each respective quarter.

Under the resolutions and agreements, the Company acquired and distributed stock in the first half of 1995 as follows:


                                   Aggregate                   Shares
                         Shares     Purchase      Shares         in
 Period                 Acquired     Price      Distributed   Treasury

1st Quarter              170,311  $ 7,742,239      40,100      130,211
2nd Quarter               87,831  $ 3,935,652       5,903       81,928
 Total-1995              258,142  $11,677,891      46,003      212,139

Treasury shares held
 at 12/31/94                                                   192,233

Total Treasury shares
  at 6/30/95                                                   404,372


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the six month period ended June 30, 1995.

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





Date     August 14, 1995