Form 10-Q/A
period 1995-06-30
WRIGLEY WILLIAM JR CO
filed 1995-08-15
CIK 108601

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

For the transition period from                to




For Quarter Ended    June 30, 1995        Commission file number
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

(a)    (27) Financial Data Schedule
(b) The Company has not filed a Form 8-K for the six month period ended June 30, 1995.


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

Exhibit Index

(27) Financial Data Schedule