Form 10-Q
period 1995-09-30
WRIGLEY WILLIAM JR CO
filed 1995-11-14
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549




(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to




For Quarter Ended September 30, 1995   Commission file number 1-800




                          WM. WRIGLEY JR. COMPANY
             (Exact name of registrant as specified in its charter)



          DELAWARE                               36-1988190
( State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)



     410 North Michigan Avenue
        Chicago, Illinois                                 60611
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


91,395,583 shares of Common Stock and 24,755,114 shares of Class B Common Stock were outstanding as of October 13, 1995.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)



                                    Three Months Ended       Nine Months Ended
                                      September 30,             September 30,
                                      1995        1994          1995        1994
Revenues:
  Net sales                       $   431,479      404,087    1,312,286    1,205,692
  Investment and other income           3,899       17,530       11,446       22,864
  Nonrecurring gain on sale of
   Singapore property                   -            -                        38,102

      Total revenues                  435,378      421,617    1,323,732    1,266,658

Costs and expenses:
  Cost of sales                       189,939       172,838     579,776      521,535
  Selling, distribution, and
   general administrative             155,103       159,879     465,902      446,128
  Interest                                327           221       1,680        1,194

      Total costs and expenses        345,369       332,938   1,047,358      968,857

Earnings before income taxes           90,009        88,679     276,374      297,801

Income taxes                           31,721        27,058      98,914      101,891

Net earnings                           58,288        61,621     177,460      195,910

Net earnings per average
  share of common stock          $        .50           .53        1.53         1.68

Dividends declared per share of
  common stock                   $        .17           .12         .45          .36

Average number of shares
  outstanding for the period      115,999,292   116,373,180 116,087,117  116,380,124


All dollar amounts in thousands except for per share amounts.


SEE ACCOMPANYING NOTES ON PAGE 5

                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)

                                                       WM. WRIGLEY JR. COMPANY

                                          STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                                                          Nine Months Ended
                                                            September 30,
                                                          1995          1994
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $ 177,460     195,910
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                         32,156      29,593
     Gain on sales of property, plant, and
      equipment                                           (1,313)    (39,054)
    (Increase) decrease in:
       Accounts receivable                               (38,600)    (45,399)
       Inventories                                       (28,146)    (45,140)
       Other current assets                                3,012      (2,875)
       Other assets and deferred charges                  (2,616)     10,144
     Increase (decrease) in:
       Accounts payable                                   14,126      23,671
       Accrued expenses                                   19,225      17,475
       Income and other taxes payable                      3,703      26,847
       Deferred taxes                                      ( 420)     (5,793)
       Other noncurrent liabilities                        8,541         768

   Net cash flows - operating activities                 187,128     166,147

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment           (73,537)    (52,152)
   Proceeds from property retirements                      4,910      40,599
   Purchase of short-term investments                   (248,861)   (177,375)
   Maturities of short-term investments                  236,261     182,776

   Net cash flows - investing activities                 (81,227)     (6,152)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                        (48,760)    (39,570)
   Common stock purchased                                (11,734)     (9,315)

   Net cash flows - financing activities                 (60,494)    (48,885)

Effect of exchange rate changes on cash and
  cash equivalents                                         2,127       1,180

Net increase in cash and cash equivalents                 47,534     112,290
Cash and cash equivalents at beginning of period         127,569      86,290

Cash and cash equivalents at end of period             $ 175,103     198,580
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $  98,269      80,337
Interest paid                                          $   1,862       1,193
Interest and dividends received                        $  11,298       8,321


All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.



                                                             FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                     September 30,      December 31,
                                                          1995              1994
Current assets:
  Cash and cash equivalents                            $  175,103          127,569
  Short-term investments                                  115,320          102,679
  Accounts receivable                                     181,712          138,547
   (less allowance for doubtful accounts:
    9/30/95 -$7,097; 12/31/94-$6,645
  Inventories -
    Finished goods                                         51,989           59,205
    Raw materials and supplies                            200,630          161,904
                                                          252,619          221,109
  Other current assets                                     24,005           25,924
  Deferred income taxes - current                           7,813            7,484
     Total current assets                                 756,572          623,312

Marketable equity securities at fair value                 18,550           14,687
Other assets and deferred charges                          35,918           30,581
Deferred income taxes - noncurrent                         21,419           20,834

Property, plant and equipment, at cost                    704,244          638,463
Less accumulated depreciation                             374,459          349,043
                                                          329,785          289,420
      Total assets                                     $1,162,244          978,834

Current liabilities:
  Accounts payable                                     $   83,745           68,097
  Accrued expenses                                         90,994           69,716
  Dividends payable                                        19,720           16,269
  Income and other taxes payable                           60,033           55,178
  Deferred income taxes - current                             419              638
      Total current liabilities                           254,911          209,898

Deferred income taxes-noncurrent                           17,803           15,760
Other noncurrent liabilities                               74,293           64,706

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
     Common Stock
      Authorized - 400,000,000 shares
      Issued - 91,226,107 shares at 9/30/95;
               91,325,657 shares at 12/31/94               12,217           12,177
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
      24,775,502 shares at 9/30/95;
      25,074,832 shares at 12/31/94                         3,303            3,343

  Additional paid-in capital                                1,625            1,781

  Retained earnings                                       811,099          685,850
  Foreign currency translation adjustment                  (5,059)         (13,502)
  Unrealized holding gains on marketable
    equity securities                                      10,424            7,855
  Common Stock in treasury, at cost - 398,880
    shares at 9/30/95; 192,233 shares at 12/31/94         (18,372)          (9,034)

       Total stockholders' equity                         815,237          688,470

       Total liabilities & stockholders' equity        $1,162,244          978,834

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

1. The Statement of Consolidated Earnings (Condensed) for the three and nine month periods ended September 30, 1995 and 1994, the Statement of Consolidated Cash Flows (Condensed) for the nine month periods ended September 30, 1995 and 1994, and the Consolidated Balance Sheet (Condensed) at September 30, 1995 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1994 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1994 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                            Decrease (Increase) to
                                             Stockholders' Equity

Third Quarter                                 1995           1994

     Balance at July 1                     $ 5,344         16,531
      Translation adjustment for the
       third quarter                          (285)        (3,477)

     Balance at September 30                $5,059         13,054


     Nine Months

     Balance at January 1                  $13,502         24,757
     Translation adjustment for
       the nine-month period                (8,443)       (11,703)

     Balance at September 30               $ 5,059         13,054

                            FORM 10-Q
             PART I - FINANCIAL INFORMATION - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

Net sales for the third quarter and first nine months of 1995 exceeded the same periods last year by 6.8% and 8.8%, respectively. Higher overseas volume, translation to a weaker U.S. dollar and selective price increases accounted for the majority of the sales gain.

Investment and Other Interest Income

Investment and other interest income for the third quarter and first nine months of 1995 decreased by $13.6 million (78%) and $11.4 million (50%), respectively. This decrease is mainly due to a 1994 market gain of $14.3 million on securities contributed to the Company's charitable foundation.

Costs and Expenses

Cost of Sales

Cost of sales for the third quarter and first nine months of 1995 increased by 9.9% and 11.2%, respectively compared with the same periods last year. The increases were primarily due to higher product costs, translation to a weaker U.S. dollar and higher overseas volume.

The Company's consolidated gross profit percentages were as follows:

                              1995           1994

          Third Quarter        56.0%         57.2%
          First Nine Months    55.8%         56.7%


Selling, Distribution, and General Administrative

Selling, distribution, and general administrative expenses decreased by 3.0% in the third quarter and increased by 4.4% in the first nine months of 1995 when compared to the same periods last year. Excluding the charitable foundation contribution in the third quarter of 1994, selling, distribution and general administrative expenses for the third quarter and first nine months of 1995 exceeded the same periods last year by 7.0% and 8.1%, respectively. Increases are primarily due to higher marketing and selling in International operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            (Cont'd)


Income Taxes

The effective tax rates for the third quarter and first nine months of 1995 and 1994 are shown below:

                               1995         1994

    Third quarter              35.2%        30.5%
    First nine months          35.8%        34.2%

The lower rates for 1994 result primarily from the U.S. income tax benefit of the contribution of marketable securities valued at nearly $15 million to the Company's charitable foundation.

Net Earnings

Consolidated net earnings totaled $58.3 million or $.50 per share for the third quarter of 1995 - a 5.4% decrease of $3.3 million or $.03 per share from the third quarter of 1994. Excluding the income tax benefit from the Foundation contribution noted above, net earnings per share were even with 1994.

Total net earnings for the first nine months of 1995 were $177.5 million, a decrease of $18.5 million or 9%. On a per share basis, earnings were $1.53, a decrease of $.15 or 9%. In January, 1994, the Company sold its real estate holding in Singapore for a pre-tax gain of $38.1 million. This non-recurring gain increased net earnings by an after-tax amount of $24.8 million or $.21 per share. Excluding the non-recurring Singapore gain, the earnings increase was $6.3 million or $.06 per share or 4% over the prior year. Further excluding the 1994 income tax benefit from the Foundation contribution noted above, the earnings increase was $.09 per share or 6%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company's cash and cash equivalents and short-term investments totaled $290.4 million compared to $230.2 million at December 31, 1994 - an increase of $60.2 million. The ratio of current assets to current liabilities (current ratio) was 2.97 to 1 at September 30, 1995 and at December 31, 1994.

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

On June 9, 1994, pursuant to an unsolicited offer received by the Company from the Wrigley Memorial Garden Foundation, the Company entered into an agreement to purchase a total of 345,072 shares of the Company's Common Stock, no par value, held by this Foundation. The agreement provided that the Company purchase the shares from the Foundation for cash in four equal quarterly increments of 86,268 shares beginning with the third calendar quarter of 1994. The purchase price per share of each quarterly increment was the average closing price of the Company's Common Stock on the New York Stock Exchange during each respective quarter.

Under these resolutions and agreements, the Company has acquired and distributed stock in 1995 as follows:

                               Aggregate
                Shares         Purchase        Shares       Shares in
Period         Acquired         Price        Distributed    Treasury
1st Quarter    170,311        $ 7,742,239       40,100      130,211
2nd Quarter     87,831          3,935,652        5,903       81,928
3rd Quarter        821             40,377        6,313       (5,492)
Total-1995     258,963        $11,718,268       52,316      206,647

Treasury shares                                             192,233
held at 12/31/94

Total Treasury                                              398,880
shares at 9/30/95


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the nine month period ended September 30, 1995.

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





Date   November 14, 1995