Form 10-K
period 1995-12-31
WRIGLEY WILLIAM JR CO
filed 1996-03-28
CIK 108601

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

For the fiscal year ended December 31, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 13, 1996, there were outstanding 91,616,728 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $3,681,880,010. As of March 13, 1996, there were outstanding 24,603,761 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on March 13, 1996 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $4,171,371,865. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

      Certain sections of the Registrant's definitive Proxy
Statement, dated February 6, 1996, for the March 6, 1996 Annual
Meeting of Stockholders and of the 1995 Annual Report to Stockholders are incorporated by reference into portions of Parts
I, II, III and IV of this Report.

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

            The Company's brands manufactured and available in the United States are: WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT, BIG RED and WINTERFRESH which account for a majority of the Company's sales volume; FREEDENT, a specially formulated chewing gum which does not stick to most types of dental work, available in three flavors; and EXTRA sugarfree chewing gum, containing NUTRASWEET brand sweetener, available in four flavors and as bubble gum.

            Except for BIG RED, which has limited availability overseas, and WINTERFRESH, which is not distributed overseas as a brand, these Wrigley brands are also commonly available in many international markets. Additional brands manufactured and marketed abroad are: ARROWMINT, COOL CRUNCH, DULCE 16, JUICY FRUIT and P.K, chewing gums in sugar coated pellet form, FREEDENT and ORBIT sugarfree gums in various flavors, sugarfree WRIGLEY'S SPEARMINT, DOUBLEMINT AND JUICY FRUIT and HUBBA BUBBA in various flavors, BIG BOY, and BIG G, all bubble gum products.

            The Company's ten largest markets outside of the United States in 1995 were Australia, Canada, Czech and Slovak
      Republics, China, France, Germany, Philippines, Russia, Taiwan and the United Kingdom.

            Finished chewing gum is manufactured in four factories in the United States and eleven factories in other countries. Three domestic wholly owned associated companies manufacture products other than finished chewing gum. Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BIG LEAGUE CHEW, BUBBLE TAPE and other uniquely packaged confections, also has various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies as an important part of its total business. Amurol is also developing export markets, currently the largest being Canada, Brazil and Japan. The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies and, as a small portion of its business, also manufactures flavorings and other ingredients for food-related industries.

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

            (ii) New products. In overseas markets, a variety of sugarfree products were introduced or added to existing product lines in 1995. Sugarfree WRIGLEY'S SPEARMINT, DOUBLEMINT AND JUICY FRUIT were introduced in Russia, Ukraine and Croatia in stick form. In East Europe EXTRA in mentholmint flavored tab form and ORBIT WINTERFRESH in stick form were introduced in many markets. In Australia, New Zealand, the Middle East and Egypt EXTRA in spearmint and peppermint flavors in pellet form were introduced. EXTRA pellet in chlorophyll, fruit and menthol flavors were added to the product line in France, and in cherry and peach flavors in tab form in Canada. EXTRA, in spearmint and peppermint flavors and EXTRA WINTERFRESH in stick form were introduced in Taiwan and in chlorophyll and menthol flavors in Belgium. ORBIT pellets in peppermint and fruit flavors were introduced in Scandinavia and Israel and in peppermint and menthol flavors in Spain.

            (iii)  Sources and availability of raw materials.
      Natural and synthetic raw materials blended to make chewing gum base are readily available from private contractors and in the open market.

            Sugar, corn syrup, flavoring oils and aspartame are obtained in the open market, or under contracts, from suppliers in various countries. All other ingredients and necessary packaging materials are also purchased on the open market and are readily available.

            (iv) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately a dozen patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum, are deemed of material significance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2015.

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

            (vii) Customers. The Company's products are distributed through approximately 4,500 customers throughout the United
      States alone. No single domestic or foreign customer accounts for as much as 10% of consolidated sales or revenues.

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

            (x) Competitive conditions. The chewing gum market is an intensely competitive one in the United States and in most international markets. Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States. Outside sources estimate that Wrigley brands account for approximately 50% of the total chewing gum product unit sales in the United States. The Company's principal competitors in the United States are the Warner-Lambert Company and RJR Nabisco.

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

            (xiii) Employees. During 1995, the Company employed approximately 7,300 persons worldwide.

      (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.

            Information concerning the Company's operations in different geographic areas for the years ended December 31, 1995, 1994 and 1993 is hereby incorporated by reference from the 1995 Annual Report to Stockholders, on page 19, under the caption "Operations by Geographic Areas," and on page 25 under the caption "Results of Operations."

Item 2.  Properties

      The information below relates to the principal properties of the Company which are primarily devoted to chewing gum production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company's business. All of the finished gum factories listed below operated at least one full shift throughout the year, all but one operated a substantial second shift and three operated a third shift for much of the year. All properties are owned in fee by the Company unless otherwise indicated. The figures given in the table are approximate.

                                                     Floor Area
    Property and Location                          (Square Feet)

    FINISHED GUM FACTORIES

    Chicago, Illinois...............................   1,255,700
    Santa Cruz, California..........................     385,500
    Gainesville, Georgia............................     461,000
    Yorkville, Illinois.............................     225,000(a)

    Asquith, N.S.W., Australia......................     149,000
    Salzburg, Austria...............................      22,600
    Don Mills, Ont., Canada.........................     138,800
    Plymouth, England...............................     302,000
    Biesheim, France................................     512,000
    Nairobi, Kenya..................................      35,000
    Guangzhou, China, P.R.C   ......................      69,800(b)
    Manila, Philippines   ..........................     100,700(c)
    Taipei, Taiwan, R.O.C...........................      62,300
    Bangalore, India ...............................      30,700

    Poznan, Poland .................................     110,000


    RAW MATERIALS PROCESSING FACTORIES

    Edison, New Jersey..............................     536,000
    West Chicago, Illinois..........................      40,300
    Biesheim, France................................      76,000

    OFFICE BUILDING

    Wrigley Building, Chicago, Illinois   ..........     453,400(d)

      (a) Does not include a 170,000 square foot warehouse facility located in West Naperville, Illinois.

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

      (d) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 1995, the Company's offices occupied approximately 132,000 of the 453,400 square feet of rentable space in the building.

      In the case of each factory listed above, there are also included some offices and warehouse facilities. Also, the Company maintains branch sales offices and warehouse facilities in the United States and abroad.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

      All elected officer positions are held for a one-year term. The positions and ages listed below are as of December 31, 1995. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.


                                                                    Effective
Name and Age                  Position(s) with Registrant            Date(s)

William Wrigley, 62           President and Chief Executive Officer since 1961
R. Darrell Ewers, 62(a)       Executive Vice President               1984-1995
Douglas S. Barrie, 62         Group Vice President-International    since 1984
Ronald O. Cox, 57             Group Vice President-Marketing        since 1985
John F. Bard, 54(b)           Senior Vice President                 since 1991
Martin J. Geraghty, 59        Senior Vice President-Manufacturing   since 1989
William Wrigley, Jr., 32      Vice President                        since 1991
                              Assistant to the President             1985-1992
Donald E. Balster, 51         Vice President-Production             since 1994
                              Senior Director-U.S. Production       1991- 1994
                              Director-Manufacturing Administration  1990-1991
Gary Bebee, 49                Vice President-Customer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
David E. Boxell, 54           Vice President-Personnel              since 1992
                              Assistant Vice President-Personnel     1980-1992
Susan S. Fox, 37              Vice President-Consumer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
H. J. Shaun Kim, 52           Vice President-Engineering            since 1994
                              Senior Director-Engineering            1988-1994
Dushan Petrovich, 42          Vice President-Treasurer              since 1993
                              Treasurer                                   1992
                              Associate Treasurer                         1991
                              Corporate Accounting and
                                Control Manager                      1986-1990
Wm. M. Piet, 52               Vice President-Corporate Affairs      since 1988
                              Corporate Secretary                   since 1984
                              Assistant to the President            Since 1995
John A. Schafer, 55           Vice President-Purchasing             since 1991
                              Assistant Vice President-Purchasing    1985-1991
Philip G. Schnell, 52         Vice President-Research & Development since 1994
                              Senior Director-Research &
                                Development                          1988-1994
Christafor E. Sundstrom, 47   Vice President-Corporate Development  since 1988
Jaime E. Dy-Liacco, 64        Vice President-International          since 1980
                              President-Wrigley & Co., Ltd., Japan  since 1981
                              President-Wrigley Philippines, Inc.   since 1981
Philip G. Hamilton, 55        Vice President-International          since 1993
                              Managing Director, The Wrigley
                              Company Limited, England              since 1986
Jon Orving, 46                Vice President-International          since 1993
                              Managing Director, Wrigley
                              Scandinavia AB, Sweden                since 1983
Stefan Pfander, 52            Vice President-International          since 1992
                              Co-Managing Director of Wrigley
                              GmbH, Munich, Germany                 since 1981
Dennis R. Mally, 54(c)        Senior Director-Information Services  since 1995
                              Director-Information Service s         1993-1994
Philip C. Johnson, 50         Senior Director, Benefits &
                                 Compensation                       since 1995
                              Assistant Vice President-Personnel    1991-1995
John H. Sutton, 64            General Manager-Converting Division   since 1979
Dennis J. Yarbrough, 52       Corporate Controller                  since 1981


      At the meeting of the Board of Directors immediately following the annual stockholders' meeting of March 6, 1996, all officers set forth in the schedule above were re-elected for a one-year term to their positions in the Company except Mr. Ewers. Additionally, the titles of Messrs. Barrie and Cox were each changed to Group Vice President from Group Vice President-International and Group Vice President-Marketing, respectively.

      (a)  Mr. Ewers retired as Executive Vice President on August
31, 1995.

      (b) Mr. Bard joined the Company in January 1991. He previously served as President and Chief Operating Officer and as a Director of Tambrands, Inc. of Lake Success, New York, having joined that company in 1985 as Executive Vice President.

      (c) Mr. Mally joined the Company in 1993 assuming responsibility for the Company's worldwide information systems. Before joining the Company, from 1989 to 1991 Mr. Mally was Vice President Business Operations with The Cross Company in Fraser, Michigan, a manufacturer of metal cutting and assembly machines. Following the 1991 acquisition of The Cross Company by Giddings & Lewis, Mr. Mally served as Vice President Systems and Quality of its Integrated Automation Division in Fraser, Michigan.


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

      At December 31, 1995, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Midwest Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

      As of March 13, 1996 there were 30,566 stockholders of record holding Common Stock and 4,684 stockholders of record holding Class B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, is hereby incorporated by reference from the Company's 1995 Annual Report to Stockholders, on page 24, under the captions "Market Prices" and "Dividends."

Item 6.  Selected Financial Data

      Summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are hereby incorporated by reference for the five-year period 1991 through 1995 from the Company's 1995 Annual Report to Stockholders under the following captions and page numbers: "Operating Data" and "Other Financial Data", on pages 22 and 23; "Income Taxes", on page 26; and "Postretirement Benefits", on page 18.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is hereby incorporated by reference from the Company's 1995 Annual Report to Stockholders, on pages 25 and 26.

Item 8.  Financial Statements and Supplementary Data

      Consolidated financial statements of the Company at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, accounting policies and notes to consolidated financial statements, with the report of independent auditors, and selected unaudited quarterly data -- consolidated results for the years ended December 31, 1995 and 1994 are hereby incorporated by reference from the Company's 1995 Annual Report to Stockholders, on pages 8 through 21 and 24, respectively.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and
         Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding directors and nominees for directorship is incorporated herein by reference from the Company's definitive Proxy Statement, dated February 6, 1996, for the Annual Meeting of Stockholders on March 6, 1996, on pages 3 through 5, under the caption "Election of Directors". For information concerning the Company's executive officers, see "Executive Officers of the Registrant " set forth in Part I hereof.

      Information regarding disclosure of late filers pursuant to
Item 405 of Regulation S-K is incorporated herein by reference from the Company's definitive Proxy Statement dated February 6, 1996, for the Annual Meeting of Stockholders on March 6, 1996, on page 22 under the caption "Compliance with Section 16(a) of the Exchange Act."

Item 11.  Executive Compensation

      Information regarding the compensation of directors and executive officers is incorporated herein by reference from the Company's definitive Proxy Statement, dated February 6, 1996, for the Annual Meeting of Stockholders on March 6, 1996, on pages 9, and 13 through 21 under the general captions "Compensation of Directors" and "Executive Compensation", respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

      Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is hereby incorporated by reference from the Company's definitive
Proxy Statement, dated February 6, 1996, for the Annual Meeting of Stockholders on March 6, 1996, on pages 6, 7 and 8 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners."

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 6, 1996, for the Annual Meeting of Stockholders on March 6, 1996 under the following captions and page numbers: "Election of Directors", on page 5, regarding Mr. William Wrigley and Mr. William Wrigley, Jr.; "Security Ownership of Certain Beneficial Owners", on page 7 and 8, regarding Mrs. Edna Jean Offield, Mr. James S. Offield and Mr. Paxson H. Offield; "Compensation Committee Interlocks and Insider Participation", on page 21, regarding Mr. William Wrigley; and "Related Transactions", on page 21 and 22, regarding the Company's purchase of stock from the Wrigley Memorial Garden Foundation.

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

Date:  March 28, 1996                      WM. WRIGLEY JR. COMPANY
                                                 (Registrant)

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

        Signature                  Title

                               President, Chief
    William Wrigley            Executive Officer,
                               Director

                               Senior Vice President
    John F. Bard               (Principal Financial Officer)

                               Corporate Controller
   Dennis J. Yarbrough         (Principal Accounting Officer)

                               Director
   Charles F. Allison III

                               Director
   Douglas S. Barrie

                               Director
   Lee Phillip Bell

                               Director
   Robert P. Billingsley

                               Director      By/s/ WM. M. PIET
   Gary E. Gardner                                 Wm. M. Piet
                                             Attorney-in-Fact
                               Director
   Penny Pritzker                            Date:  March 28, 1996

                               Director
   Richard K. Smucker

                               Director
   William Wrigley, Jr.

                                                    Exhibit 23.

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 30, 1996, included in the 1995 Annual Report to Stockholders of Wm. Wrigley Jr. Company.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-43738 and 33-22788) pertaining to the Special Investment and Savings Plan for Wrigley Employees and the Wm. Wrigley Jr. Company Management Incentive Plan, and in the related Prospectuses, of our report dated January 30, 1996, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1995.


 /s/    ERNST & YOUNG LLP
        Ernst & Young LLP


Chicago, Illinois
March 28, 1996


                                                                     WM. WRIGLEY JR. COMPANY


                                                                  INDEX TO FINANCIAL STATEMENTS
                                                                AND FINANCIAL STATEMENT SCHEDULES
                                                                          (Item 14(a))

                                                                           Reference
                                                                    Form        Annual Report
                                                                    10-K             to
                                                                    Report       Stockholders

Data incorporated by reference from the 1995 Annual Report
 to Stockholders of Wm. Wrigley Jr. Company:
   Consolidated balance sheet at December 31, 1995 and 1994........                     10-11
   For the years ended December 31, 1995, 1994 and 1993:
       Consolidated statement of earnings and retained earnings....                       8
       Consolidated statement of cash flows........................                       9
       Accounting policies and notes to consolidated financial
       statements..................................................                     12-19
   Consolidated financial statement schedules for the years ended
        December 31, 1995, 1994 and 1993:
 II.  Valuation and qualifying accounts............................   F-2


      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or accounting policies and notes thereto.

      With the exception of the pages listed in the above index and the items referred to in Items, 1,5,6,7, and 8 of this Form 10-K
Report, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.


                                                                    WM. WRIGLEY JR. COMPANY

                                                         Schedule II - Valuation and Qualifying Accounts
                                                          Years ended December 31, 1995, 1994 and 1993
                                                                         (In Thousands)


     Column A             Column B             Column C               Column D      Column E
                                               Additions
                         Balance at    Charged to     Charged to
                         Beginning     Costs and    Other Accounts  Deductions-     Balance at
    Description          of Period      Expenses       Describe      Describe(A)   End of Period

1995:
   Allowance for
    doubtful accounts...   6,645           2,754            -            339           9,060

1994:
   Allowance for
    doubtful accounts...   4,407           2,578            -            340           6,645

1993:
   Allowance for
    doubtful accounts...   2,357           2,800            -           750            4,407



(A)  Uncollectable accounts written-off, net of recoveries.


                           WM. WRIGLEY JR. COMPANY
                    AND WHOLLY OWNED ASSOCIATED COMPANIES

                              INDEX TO EXHIBITS
                                 (Item 14(a))

Exhibit
Number                       Description of Exhibit

            Proxy Statement of the Registrant, dated February 6,
            1996, for the March 6, 1996 Annual Meeting of
            Stockholders, is hereby incorporatedby reference.

 3(a). Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1992.)

 3(b). By-laws of the Registrant. (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1992.)

10(a)*.     Non-Employee Directors' Death Benefit Plan.
            (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994).

10(b)*.     Senior Executive Insurance Plan.

10(c)*. Supplemental Retirement Plan. (Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994).

10(d)*. Deferred Compensation Plan for Non-Employee Directors, as amended.

10(e)*. Non-Employee Directors' Stock Retirement Plan, as amended.

10(f)*.     1995 Executive Incentive Compensation Plan.

10(g)*. Management Incentive Plan and the various programs thereunder. (Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, except for sub-item (i) to this Exhibit 10(g) which is filed herewith, as amdended).

                (i)     Executive Incentive Compensation Deferral
                        Program, as amended.
                (ii)    Long-Term Stock Grant Program.
                (iii)   Stock Award Program.
                (iv)    Alternate Investment and Savings Program.
                (v)     1988 Stock Option Program.

13.         1995 Annual Report to Stockholders of the Registrant.

21.         Subsidiaries of the Registrant.

23.         Consent of Independent Auditors.  (See page 12.)

24.         Power of Attorney.
--------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the filing of this Report.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.