Form 10-Q
period 1996-03-31
WRIGLEY WILLIAM JR CO
filed 1996-04-29
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to



For Quarter Ended March 31, 1996      Commission file number 1-800



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

91,617,527 shares of Common Stock and 24,568,688 shares of Class B Common Stock were outstanding as of April 15, 1996.

                                             FORM 10-Q

                              PART I - FINANCIAL INFORMATION - ITEM 1

                                        WM. WRIGLEY JR. COMPANY

                         STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)


                                       Three Months Ended
                                           March 31
                                      1996         1995
Revenues:
  Net sales                       $426,674      410,159
  Investment and other income        3,181        3,069

      Total revenues               429,855      413,228

Costs and expenses:
  Cost of sales                    187,864      181,761
  Selling, distribution, and
    general administrative         150,966      146,159
  Interest                             251          199

      Total costs and expenses     339,081      328,119

Earnings before income taxes        90,774       85,109

Income taxes                        33,161       29,833

Net earnings                      $ 57,613       55,276

Net earnings per average share of
  common stock                    $       .50          .48
Dividends declared per share of
   common stock                   $       .17          .14

Average number of shares
  outstanding for the period      115,987,298  116,184,259

All dollar amounts in thousands except for per share values.

SEE ACCOMPANYING NOTES ON PAGE 5



                                                             FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)
                                                          Three Months Ended
                                                               March 31,
                                                          1996           1995

CASH FLOWS - OPERATING ACTIVITIES


   Net earnings                                         $57,613        55,276
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                        10,720        10,443
     (Gain) Loss on sales of property, plant, and
      equipment                                            (292)          131
     (Increase) decrease in:
       Accounts receivable                              (17,565)      (28,704)
       Inventories                                      (12,501)        5,411
       Other current assets                              (3,848)       (5,316)
       Other assets and deferred charges                 (3,621)        1,826
       Increase (decrease) in:
       Accounts payable                                  (1,165)        9,141
       Accrued expenses                                   4,573        (9,722)
       Income and other taxes payable                    21,248        18,803
       Deferred taxes                                      (154)         (261)
       Other noncurrent liabilities                      10,589         5,009

   Net cash flows - operating activities                 65,597        62,037

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (17,671)      (17,966)
   Proceeds from property retirements                       639           302
   Purchases of short-term investments                 (113,434)      (95,753)
   Maturities of short-term investments                 107,060        90,333

     Net cash flows - investing activities             ( 23,406)      (23,084)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (19,720)      (16,269)
   Common stock purchased                                (3,654)       (7,742)
   Proceeds from Notes Payable                               -         52,000
   Net cash flows - financing activities                (23,374)       27,989
Effect of exchange rate changes on cash and
  cash equivalents                                        1,019        (1,026)

Net increase in cash and cash equivalents                19,836        65,916
Cash and cash equivalents at beginning of period        125,725       127,569

Cash and cash equivalents at end of period             $145,561       193,485
SUPPLEMENTAL CASH FLOW INFORMATION

  Income taxes paid                                    $ 14,340        13,181
  Interest paid                                        $    213           174
  Interest and dividends received                      $  3,114         3,059

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5



                                                       FORM 10-Q
                                   PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                             WM. WRIGLEY JR. COMPANY
                                        CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                      March 31,     December 31,
                                                         1996           1995
Current assets:
  Cash and cash equivalents                           $145,561        125,725
  Short-term investments                               112,807        105,947
  Accounts receivable
   (less allowance for doubtful accounts;
    3/31/96-$8,029; 12/31/95-$9,060)                   186,680        170,803
  Inventories -
    Finished goods                                      58,095         54,231
    Raw materials and supplies                         188,574        181,116
                                                       246,669        235,347

  Other current assets                                  28,193         24,683
  Deferred income taxes - current                        8,973          9,591
      Total current assets                             728,883        672,096

Marketable equity securities at fair value              17,900         19,827
Other assets and deferred charges                       44,292         39,696
Deferred income taxes - noncurrent                      21,311         20,109

Property, plant and equipment, at cost                 740,032        730,498
Less accumulated depreciation                          388,999        383,007
                                                       351,033        347,491
      Total assets                                  $1,163,419      1,099,219

Current liabilities:
  Accounts Payable                                  $   73,939         75,815
  Accrued Expenses                                      71,950         67,958
  Dividends Payable                                     19,716         19,720
  Income and other taxes payable                        70,130         49,152
  Deferred income taxes - current                          576            768
      Total current liabilities                        236,311        213,413

Deferred income taxes - noncurrent                      19,563         19,536
Other noncurrent liabilities                            79,544         69,418

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000,000 shares
      Issued - 91,634,335 shares at 3/31/96;            12,218         12,205
               91,540,696 shares at 12/31/95
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -                           3,278          3,291
              24,586,154  shares at 3/31/96;
              24,679,793 shares at 12/31/95

  Additional paid-in capital                             1,114          1,625

  Retained earnings                                    824,440        786,543
  Foreign currency translation adjustment              (11,284)        (8,038)
  Unrealized holding gains on marketable equity
    securities                                          10,406         11,404
  Common Stock in treasury, at cost - 244,263
    shares at 3/31/96; 219,394  shares at 12/31/95     (12,171)       (10,178)
       Total stockholders' equity                      828,001        796,852

       Total liabilities & stockholders' equity     $1,163,419      1,099,219
All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statement of Consolidated Earnings (Condensed) and of Consolidated Cash Flows (Condensed) for the three month periods ended March 31, 1996 and 1995, and the Consolidated Balance Sheet (Condensed) at March 31, 1996 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments), necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1995 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1995 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                         Decrease (Increase) to
                                          Stockholders' Equity

     First Quarter                         1996          1995

     Balance at January 1                $ 8,038        13,502
     Translation adjustment for the
       first quarter                       3,246        (9,328)

     Balance at March 31                 $11,284         4,174

3.    Subsequent Event

                                   FORM 10-Q
                    PART I - FINANCIAL INFORMATION - ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

The 1996 first quarter net sales were $426.7 million, an increase of 4% from the prior year. Higher overseas volume partially offset by lower domestic volume and a favorable mix of products sold account for the increase.

Costs and Expenses

Cost of Sales

Cost of sales for the first quarter 1996 increased $6.1 million or 3% compared to the prior year. This was mainly due to somewhat higher product costs, and higher international shipments in 1996.

The consolidated gross profit percentage for the first quarter of 1996 was 56.0%, compared to 55.7% for the first quarter of 1995, mainly due to selected selling price increases since the first quarter last year.

Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the first quarter of 1996 increased $4.8 million or 3% from the prior year. Marketing and selling expenses accounted for the increase.

Income Taxes

The consolidated effective tax rate was 36.5% for the first quarter 1996 compared to 35.1% for the same quarter last year.
The 1995 effective rate benefited primarily from foreign tax credits.

Net Earnings

Net earnings for the first quarter of 1996 were $57.6 million or $.50 per share compared to last year's results of $55.3 million or $.48 per share for the same period.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION




LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1996 the Company's cash and cash equivalents and short-term investments totaled $258.4 million compared to $231.7 million at December 31, 1995 - an increase of $26.7 million. The ratio of current assets to liabilities (current ratio) at both March 31, 1996 and December 31, 1995 was 3.1 to 1.

Capital expenditures for 1996 are expected to be higher than 1995's expenditures of $102.8 million and are expected to be funded from the Company's operations and internal sources.

Subsequent Event--Factory Closure

On April 23, 1996 the Company made the decision and then announced the next day a plan to close its Santa Cruz, California factory by the second quarter of 1997. Total costs to close the factory are estimated at $24 million. An estimated charge of $19 million for these costs will be included in the Company's results for the quarter ending June 30, 1996 and will reduce earnings by $.10 per share. This second quarter estimated charge of $19 million will consist of $17 million for employee severance and costs to maintain and sell the property and another $2 million for employee relocation and training and other costs. Also, the Company expects to incur the remaining $5 million during the next year for employee relocation and training, transition, and other costs associated with the closure. These costs will be expensed as incurred. With this realignment of production and related efficiencies, U.S. operating costs are expected to be lower by about $6 million in 1997 and $12 to $13 million annually starting in 1998.

                            FORM 10-Q

                   PART II - OTHER INFORMATION


Item 4 - Submission of Matters to Vote of Security Holders

    The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 6, 1996 to consider the following proposals: (1) the election of nine directors to serve for the ensuing year; (2) ratification of the appointment of Ernst & Young as the Company's independent auditors for 1996; and, (3) that the directors of the company consider discontinuance of all options, rights, SAR's, awards, etc. to top management officials of the company after expiration of existing programs. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

    Proposal 1. Election of nine directors. With each class of stock voting together, a total of 338,083,946 votes were eligible to be cast and a total of 309,913,211 were submitted with respect to each nominee as follows:

    Nominee                     For       % For      Withheld
    Charles F. Allison III  309,316,766    99.81      596,445
    Douglas S. Barrie       309,415,031    99.84    498,180
    Lee Phillip Bell        309,366,033    99.82      547,178
    Robert P. Billingsley   309,314,444    99.81      598,767
    Gary E. Gardner         309,093,414    99.74      819,797
    Penny Pritzker          308,987,690    99.70      925,521
    Richard K. Smucker      309,295,825    99.80      617,386
    William Wrigley         309,406,947    99.84      506,264
    William Wrigley, Jr.    309,399,470    99.83      513,741


    Proposal 2. Ratification of Auditors. With each class of stock voting together, a total of 338,083,946 votes were eligible to be cast and a total of 309,913,211 were submitted as follows:

                             For           Against      Abstain

                          309,122,203     488,645      302,363

    Proposal 3. That the directors of the company consider discontinuance of all options, rights, SAR's, awards, etc. to top management officials of the company after expiration of existing programs. With each class of stock voting together, a total of 338,083,946 votes were eligible to be cast and a total of 309,913,211 were submitted as follows:

                           For          Against        Abstain      Uninstructed
                        7,296,979     288,965,251     3,992,113      9,658,868


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

Under this resolution and these plans, the Company acquired and distributed stock in the first quarter of 1996 as follows:

                                                Aggregate                    Shares
                                 Shares         Purchase      Shares           in
Period                          Acquired         Price      Distributed     Treasury

1st Quarter                       60,772       $3,653,618      35,903        24,869
Treasury shares held at 12/31/95                                            219,394
Total Treasury shares at 3/31/96                                            244,263


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the three month period ended March 31, 1996.

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




Date    April 24, 1996