Form 10-Q/A
period 1996-03-31
WRIGLEY WILLIAM JR CO
filed 1996-04-29
CIK 108601

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

SEE ACCOMPANYING NOTES ON PAGE 5




FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                                                          Three Months Ended
                                                               March 31,
                                                          1996           1995
CASH FLOWS - OPERATING ACTIVITIES
   Net earnings                                         $57,613        55,276
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                        10,720        10,443
     (Gain) Loss on sales of property, plant, and
      equipment                                            (292)          131
     (Increase) decrease in:
       Accounts receivable                              (17,565)      (28,704)
       Inventories                                      (12,501)        5,411
       Other current assets                              (3,848)       (5,316)
       Other assets and deferred charges                 (3,621)        1,826
       Increase (decrease) in:
       Accounts payable                                  (1,165)        9,14
       Accrued expenses                                   4,573        (9,722)
       Income and other taxes payable                    21,248        18,803
       Deferred taxes                                      (154)         (261)
       Other noncurrent liabilities                      10,589         5,009

   Net cash flows - operating activities                 65,597        62,037

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (17,671)      (17,966)
   Proceeds from property retirements                       639           302
   Purchases of short-term investments                 (113,434)      (95,753)
   Maturities of short-term investments                 107,060        90,333

     Net cash flows - investing activities             ( 23,406)      (23,084)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (19,720)      (16,269)
   Common stock purchased                                (3,654)       (7,742)
   Proceeds from Notes Payable                               -         52,000
   Net cash flows - financing activities                (23,374)       27,989
Effect of exchange rate changes on cash and
  cash equivalents                                        1,019        (1,026)

Net increase in cash and cash equivalents                19,836        65,916
Cash and cash equivalents at beginning of period        125,725       127,569

Cash and cash equivalents at end of period             $145,561       193,485
SUPPLEMENTAL CASH FLOW INFORMATION

  Income taxes paid                                    $ 14,340        13,181
  Interest paid                                        $    213           174
  Interest and dividends received                      $  3,114         3,059

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
All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                                   FORM 10-Q

                            WM. WRIGLEY JR. COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statements of Consolidated Earnings (Condensed) and of Consolidated Cash Flows (Condensed) for the three month periods ended March 31, 1996 and 1995, and the Consolidated Balance Sheet (Condensed) at March 31, 1996 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments), necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1995 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1995 consolidated financial statements and related notes.

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

3. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

4. On April 23, 1996 the Company made the decision and then announced the next day a plan to close its Santa Cruz, California factory by the second quarter of 1997. Total costs to close the factory are estimated at $24 million. An estimated charge of $19 million for these costs will be included in the Company's results for the quarter ending June 30, 1996 and will reduce earnings by $.10 per share. This second quarter estimated charge of $19 million will consist of $17 million for employee severance and costs to maintain and sell the property and another $2 million for employee relocation and training and other costs. Also, the Company expects to incur the remaining $5 million during the next year for employee relocation and training, transition, and other costs associated with the closure. These costs will be expensed as incurred.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

The 1996 first quarter net sales were $426.7 million, an increase of 4% from the prior year. Higher overseas volume and selected price increases partially offset by lower domestic volume account for the increase.

Costs and Expenses

Cost of Sales

Cost of sales for the first quarter 1996 increased $6.1 million or 3% compared to the prior year. This was mainly due to somewhat higher product costs, and higher international shipments in 1996.

The consolidated gross profit percentage for the first quarter of 1996 was 56.0%, compared to 55.7% for the first quarter of 1995, up mainly due to selected selling price increases since the first quarter last year.

Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the first quarter of 1996 increased $4.8 million or 3% from the prior year. Marketing and selling expenses for the overseas business accounted for the increase.

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

                                   FORM 10-Q

                          PART II - OTHER INFORMATION


Item 4 - Submission of Matters to Vote of Security Holders

     The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 6, 1996 to consider the following proposals: (1) the election of nine directors to serve for the ensuing year; (2) ratification of the appointment of Ernst & Young as the Company's independent auditors for 1996; and, (3) a shareholder proposal to discontinue certain stock-based compensation for the Company's senior management. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

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

     Proposal 3. Shareholder proposal to discontinue certain stock-based compensation for the Company's senior management. With each class of stock voting together, a total of 338,083,946 votes were eligible to be cast and a total of 309,913,211 were submitted as follows:

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

                                  WM. WRIGLEY JR. COMPANY
                                        (Registrant)


                                  By  /s/ DENNIS J. YARBROUGH
                                      Dennis J. Yarbrough
                                      Corporate Controller


                                  By  /s/ DUSHAN PETROVICH
                                      Dushan Petrovich
                                      Vice President - Treasurer




Date    April 29, 1996