Form 10-Q
period 1996-06-30
WRIGLEY WILLIAM JR CO
filed 1996-08-13
CIK 108601

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


For Quarter Ended   June 30, 1996     Commission file number 1-800



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

91,727,556 shares of Common Stock and 24,458,659 shares of Class B Common Stock were outstanding as of July 15, 1996.


                                                                           FORM 10-Q

                                                            PART I - FINANCIAL INFORMATION - ITEM 1

                                                                    WM. WRIGLEY JR. COMPANY

                                                        STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)


                                    Three Months Ended           Six Months Ended
                                          June 30,                  June 30,
                                      1996         1995         1996         1995
Revenues:
  Net sales                       $   483,625      470,648      910,299     880,807
  Investment and other income           3,308        4,478        6,489       7,547

      Total revenues                  486,933      475,126      916,788     888,354

Costs and expenses:
  Cost of sales                       214,217      208,076      402,081     389,837
  Factory closure and related costs    17,586            0       17,586           0
  Selling, distribution, and
    general administrative            163,380      164,640      314,346     310,799
  Interest                                152        1,154          403       1,353

      Total costs and expenses        395,335      373,870      734,416     701,989

Earnings before income taxes           91,598      101,256      182,372     186,365

Income taxes                           34,555       37,360       67,716      67,193

Net earnings                      $    57,043       63,896      114,656     119,172

Net earnings per average share of
  common stock                    $       .49          .55         0.99        1.03

Average number of shares
  outstanding for the period      115,975,497  116,079,772  115,981,397 116,131,727





All dollar amounts in thousands except for per share values.

SEE ACCOMPANYING NOTES ON PAGE 5



                                                                           FORM 10-Q

                                                       PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                                    WM. WRIGLEY JR. COMPANY
                                                       STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                                                           Six Months Ended
                                                                June 30,
                                                          1996         1995
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $ 114,656     119,172
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                         22,497      21,262
     Gain on sales of property, plant, and
      equipment                                           (1,133)       (570)
     (Increase) decrease in:
       Accounts receivable                               (34,278)    (49,939)
       Inventories                                         4,776      23,342
       Other current assets                               (4,827)      1,409
       Other assets and deferred charges                 (15,762)        750
     Increase (decrease) in:
       Accounts payable                                   13,756       6,729
       Accrued expenses                                   17,301       9,277
       Income and other taxes payable                      1,312       8,527
       Deferred taxes                                     (3,790)        125
       Other noncurrent liabilities                       19,659       5,822

   Net cash flows - operating activities                 134,167     145,906

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment           (38,386)    (44,084)
   Proceeds from property retirements                      2,784       3,433
   Purchases of short-term investments                  (277,531)   (136,763)
   Maturities of short-term investments                  268,199     129,921

   Net cash flows - investing activities                 (44,934)    (47,493)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (39,436)     (32,520)
   Common stock purchased                                (3,705)     (11,677)
   Net increase in Notes Payable                              0       52,876

   Net cash flows - financing activities                (43,141)       8,679

Effect of exchange rate changes on cash and
  cash equivalents                                       (1,350)        (739)

Net increase in cash and cash equivalents                44,742      106,353
Cash and cash equivalents at beginning of period        125,725      127,569

Cash and cash equivalents at end of period             $170,467      233,922
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $ 73,219       63,630
Interest paid                                          $    380        1,331
Interest and dividends received                        $  6,284        7,156


All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.




                                                                           FORM 10-Q
                                                       PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                                    WM. WRIGLEY JR. COMPANY
                                                            CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                        June 30,        December 31,
                                                          1996             1995
Current assets:
  Cash and cash equivalents                           $ 170,467            125,725
  Short-term investments                                115,761            105,947
  Accounts receivable                                   201,416            170,803
   (less allowance for doubtful accounts;
    6/30/96- $7,510; 12/31/95-$9,060)
  Inventories -
    Finished goods                                       51,061             54,231
    Raw materials and supplies                          177,081            181,116
                                                        228,142            235,347
  Other current assets                                   28,575             24,683
  Deferred income taxes - current                         9,272              9,591
     Total current assets                               753,633            672,096
Marketable equity securities at fair value               18,730             19,827

  Other assets and deferred charges                      55,640             39,696
  Deferred income taxes - Noncurrent                     24,990             20,109

Property, plant and equipment, at cost                  752,670            730,498
Less accumulated depreciation                           396,339            383,007
                                                        356,331            347,491
      Total assets                                   $1,209,324           1,099,219

Current liabilities:
  Accounts payable                                   $   88,112             75,815
  Accrued expenses                                       83,838             67,958
  Dividends payable                                      19,715             19,720
  Income and other taxes payable                         50,027             49,152
  Deferred income taxes - current                           563                768

      Total current liabilities                         242,255            213,413

Deferred income taxes - noncurrent                       20,289             19,536
Other noncurrent liabilities                             88,175             69,418

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000,000 shares
      Issued - 91,737,509 shares at 6/30/96;
               91,540,696 shares at 12/31/95             12,232             12,205
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
              24,482,980 shares at 6/30/96
              24,679,793 shares at 12/31/95               3,264              3,291

  Additional paid-in capital                              1,108              1,625

  Retained earnings                                     861,768            786,543
  Foreign currency translation adjustment               (18,491)            (8,038)
  Unrealized holding gain                                10,946             11,404
  Common Stock in treasury, at cost - (6/30/96-
    245,211 shares; 12/31/95-219,394 shares)            (12,222)           (10,178)
       Total stockholders' equity                       858,605            796,852

       Total liabilities & stockholders' equity     $ 1,209,324          1,099,219

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                                   FORM 10-Q

                            WM. WRIGLEY JR. COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statement of Consolidated Earnings (Condensed) for the three and six month periods ended June 30, 1996 and 1995, the Statement of Consolidated Cash Flows (Condensed) for the six month periods ended June 30, 1996 and 1995, and the Consolidated Balance Sheet (Condensed) at June 30, 1996 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1995 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1995 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                            Decrease (Increase) to
                                             Stockholders' Equity

      Second Quarter                          1996           1995

      Balance at April 1                   $ 11,284         4,174
      Translation adjustment for
       the second quarter                     7,207         1,170

      Balance at June 30                   $ 18,491         5,344

      Six Months

      Balance at January 1                 $  8,038        13,502
      Translation adjustment for
       the six-month period                  10,453        (8,158)

      Balance at June 30                   $ 18,491         5,344

3. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

4. In April, 1996 the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. This factory closure is part of a plan to realign U.S. production capacity. Operating income for the second quarter of 1996 reflects a $17.6 million charge consisting of a $17 million reserve for expected factory closure costs and $.6 million for relocation, training and other costs incurred in the second quarter of 1996.
      The second quarter net income effect is $.10 per share for these charges. This reserve consists of $7 million for employee severance related costs and $10 million for maintaining and selling the property. In addition to the $.6 million relocation, training and other costs incurred in the second quarter of 1996, the Company expects to incur another $6 million in transition related costs during the remainder of 1996 and into 1997.

      At June 30, 1996 a total of 28 employees have been transferred, retired or terminated and $.1 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.

                                   FORM 10-Q
                    PART I - FINANCIAL INFORMATION - ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

Net sales for the second quarter and first six months of 1996 exceeded the respective periods last year by 2.8% and 3.3%, respectively. Increases are due to higher overseas volume and selected price increases partially offset by exchange rate translation to a stronger U.S. dollar.


Investment and Other Interest Income

Investment and Other Interest Income for the second quarter and first six months of 1996 decreased by 26% and 14% respectively when compared with the same periods in 1995. The decreases, primarily in the U.S., are due to lower invested balances.


Costs and Expenses

Cost of Sales

Cost of sales for the second quarter and first six months of 1996 increased by 3.0% and 3.1% respectively, compared with the same periods last year. The increases were primarily due to higher international shipment volume and higher product costs in 1996. Exchange rate translation to a stronger U.S. dollar reduced the increases.

The Company's consolidated gross profit percentages for the second quarter and the first half of 1996 and 1995 were:

                                   1996         1995

        Second Quarter             55.7%        55.8%
        First Half                 55.8%        55.7%

FACTORY CLOSURE

In April, 1996 the Company adopted and announced a plan to close its Santa Cruz, California factory. This factory closure is part of a plan to realign U.S. production capacity. The Company provided a $17 million reserve in the second quarter of 1996 for related costs including employee severance and costs to hold and sell the factory. In addition, the Company incurred $.6 million in the second quarter for employee relocation and training. It is expected that another $6 million in transition related costs will be incurred over the remainder of 1996 and into 1997. With this realignment of production and related efficiencies, U.S. operating costs are expected to be lower by about $6 million in 1997 and $12 to $13 million annually starting in 1998. At June 30, 1996 a total of 28 employees have been transfered, retired or terminated.

Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the second quarter decreased by .8%, and increased by 1.1% for the first six months of 1996. These changes were primarily due to higher advertising, marketing and selling expenses in International operations, but offset by exchange rate translation to a strong U.S. dollar primarily during the second quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   (Cont'd)




Income Taxes

The effective tax rates for the second quarter and first half of 1996 and 1995 are shown below:

                               1996             1995

    Second quarter             37.7%            36.9%
    First half                 37.1%            36.1%

The 1995 effective rate benefited primarily from use of foreign tax credits.

Net Earnings

Consolidated net earnings totaled $57.0 million or $.49 per share for the second quarter of 1996, a decrease of $6.9 million (10.7%) and $.06 per share from the second quarter of 1995. Excluding the Santa Cruz factory closure costs, consolidated net earnings totaled $68.2 million or $.59 per share for the second quarter of 1996, an increase of $4.3 million (6.8%) and $.04 per share.

Total net earnings for the first half of 1996 were $114.7 million, a decrease of $4.5 million or 3.8%. On a per share basis, earnings were $.99, a decrease of $.04 or 3.9%. Excluding the Santa Cruz factory closure costs, consolidated net earnings for the first half of 1996 were $125.8 million and $1.09 per share, an increase of $6.7 million (5.6%) and $.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's cash and cash equivalents and short-term investments totaled $286.2 million compared to $231.7 million at December 31, 1995 - an increase of $54.5 million. The ratio of current assets to current liabilities (current ratio) at June 30, 1996 was 3.11 to 1 compared to 3.15 to 1 at December 31, 1995.

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

Under this resolution and these plans, the Company acquired and distributed stock in the first half of 1996 as follows:


                                    Aggregate                  Shares
                         Shares      Purchase     Shares         in
 Period                 Acquired      Price     Distributed   Treasury
1st Quarter               60,772   $ 3,653,618     35,903       24,869
2nd Quarter                  948        51,701          0          948
 Total-1996               61,720   $ 3,705,319     35,903       25,817

Treasury shares held at 12/31/95                               219,394
Total Treasury shares at 6/30/96                               245,211


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the three month period ended June 30, 1996.

                                   FORM 10-Q

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WM. WRIGLEY JR. COMPANY
                                        (Registrant)

                                  By  DENNIS J. YARBROUGH
                                      Dennis J. Yarbrough
                                      Corporate Controller


                                  By  DUSHAN PETROVICH
                                      Dushan Petrovich
                                      Vice President - Treasurer



Date     August 13, 1996