Form 10-Q
period 1996-09-30
WRIGLEY WILLIAM JR CO
filed 1996-11-13
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to



For Quarter Ended September 30, 1996   Commission file number 1-800



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

91,942,072 shares of Common Stock and 24,244,383 shares of Class B Common Stock were outstanding as of October 15, 1996.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           STATEMENT OF CONSOLIDATED EARNINGS (CONDENSED)


                                    Three Months Ended          Nine Months Ended
                                        September 30              September 30
                                      1996         1995         1996         1995
Revenues:
  Net sales                       $   462,425      431,479    1,372,724   1,312,286
  Investment and other income           3,687        3,899       10,176      11,446

      Total revenues                  466,112      435,378    1,382,900   1,323,732

Costs and expenses:
  Cost of sales                       203,782      189,939      605,863     579,776
  Factory closure and related costs       926            0       18,512           0
  Selling, distribution, and
    general administrative            164,029      155,103      478,375     465,902
  Interest                                296          327          699       1,680

      Total costs and expenses        369,033      345,369    1,103,449   1,047,358

Earnings before income taxes           97,079       90,009      279,451     276,374

Income taxes                           35,872       31,721      103,588      98,914

Net earnings                      $    61,207       58,288      175,863     177,460

Net earnings per average share of
  common stock                    $       .53          .50         1.52        1.53

Dividends declared per share of
  common stock                    $       .17  $       .17  $       .51 $       .45

Average number of shares
  outstanding for the period      115,979,046  115,999,292  115,980,608 116,087,117


All dollar amounts in thousands except for per share values.

SEE ACCOMPANYING NOTES ON PAGE 5


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          STATEMENT OF CONSOLIDATED CASH FLOWS (CONDENSED)

                                                          Nine Months Ended
                                                             September 30
                                                          1996         1995
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $175,863      177,460
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                        35,096       32,156
     Gain on sales of property, plant, and
      equipment                                          (1,322)      (1,313)
     (Increase) decrease in:
       Accounts receivable                              (28,247)     (38,600)
       Inventories                                      (10,681)     (28,146)
       Other current assets                              (4,827)       3,012
       Other assets and deferred charges                (17,088)      (2,616)
     Increase (decrease) in:
       Accounts payable                                  24,694       14,126
       Accrued expenses                                  19,836       19,225
       Income and other taxes payable                    14,518        3,703
       Deferred taxes                                    (5,340)        (420)
       Other noncurrent liabilities                      29,222        8,541

   Net cash flows - operating activities                231,724      187,128

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (65,359)     (73,537)
   Proceeds from property retirements                     3,619        4,910
   Purchases of short-term investments                 (423,492)    (248,861)
   Maturities of short-term investments                 413,300      236,261

   Net cash flows - investing activities                (71,932)     (81,227)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (59,151)     (48,760)
   Common stock purchased                                (3,757)     (11,734)

   Net cash flows - financing activities                (62,908)     (60,494)

Effect of exchange rate changes on cash and
  cash equivalents                                       (1,022)       2,127

Net increase in cash and cash equivalents                95,862       47,534
Cash and cash equivalents at beginning of period        125,725      127,569

Cash and cash equivalents at end of period             $221,587      175,103
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $ 98,319       98,269
Interest paid                                          $    728        1,862
Interest and dividends received                        $ 10,183       11,298


All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.



                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                 September 30      December 31
                                                    1996               1995
Current assets:
  Cash and cash equivalents                           $ 221,587            125,725
  Short-term investments                                116,437            105,947
  Accounts receivable                                   195,384            170,803
   (less allowance for doubtful accounts;
    9/30/96- $7,577; 12/31/95-$9,060)
  Inventories -
    Finished goods                                       52,720             54,231
    Raw materials and supplies                          190,803            181,116
                                                        243,523            235,347
  Other current assets                                   28,445             24,683
  Deferred income taxes - current                         9,435              9,591
     Total current assets                               814,811            672,096
Marketable equity securities at fair value               16,916             19,827

  Other assets and deferred charges                      57,221             39,696
  Deferred income taxes - Noncurrent                     27,262             20,109

Property, plant and equipment, at cost                  775,710            730,498
Less accumulated depreciation                           406,223            383,007
                                                        369,487            347,491
      Total assets                                   $1,285,697          1,099,219

Current liabilities:
  Accounts payable                                   $   98,939             75,815
  Accrued expenses                                       86,253             67,958
  Dividends payable                                      19,717             19,720
  Income and other taxes payable                         63,297             49,152
  Deferred income taxes - current                           564                768

      Total current liabilities                         268,770            213,413

Deferred income taxes - noncurrent                       20,617             19,536
Other noncurrent liabilities                             97,713             69,418

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000,000 shares
      Issued - 91,964,698 shares at 9/30/96;
               91,540,696 shares at 12/31/95             12,262             12,205
  Class B Common Stock - convertible
      Authorized - 80,000,000 shares
      Issued and outstanding -
              24,255,791 shares at 9/30/96
              24,679,793 shares at 12/31/95               3,234              3,291

  Additional paid-in capital                              1,111              1,625

  Retained earnings                                     903,258            786,543
  Foreign currency translation adjustment               (19,159)            (8,038)
  Unrealized holding gain                                 9,767             11,404
  Common Stock in treasury, at cost - (9/30/96-
    238,596 shares; 12/31/95-219,394 shares)            (11,876)           (10,178)
       Total stockholders' equity                       898,597            796,852
       Total liabilities & stockholders' equity     $ 1,285,697          1,099,219

All dollar amounts in thousands.
SEE ACCOMPANYING NOTES ON PAGE 5.


                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Statement of Consolidated Earnings (Condensed) for the three and nine month periods ended September 30, 1996 and 1995, the Statement of Consolidated Cash Flows (Condensed) for the nine month periods ended September 30, 1996 and 1995, and the Consolidated Balance Sheet (Condensed) at September 30, 1996 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basisconsistent with the 1995 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1995 consolidated financial statements and related notes.

2. An analysis of the cumulative foreign currency translationadjustment follows (in thousands of dollars).

                                           Decrease (Increase) to
                                            Stockholders' Equity

     Third Quarter                           1996           1995

     Balance at July 1                    $ 18,491         5,344
     Translation adjustment for
      the third quarter                        668          (285)

     Balance at September 30              $ 19,159         5,059

     Nine Months

     Balance at January 1                 $  8,038        13,502
     Translation adjustment for
      the nine-month period                 11,121        (8,443)

     Balance at September 30              $ 19,159         5,059

3. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

4. In April, 1996 the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. This factory closure is part of a plan to realign U.S. production capacity. Operating income for the third quarter of 1996 reflects a $.9 million charge for relocation and training costs related to this plan. In the second quarter of 1996, the Company provided $17 million in closure costs including employee severance and costs for holding and selling the facility, and $.6 million for relocation and training costs incurred in that quarter. On a year to date basis, the total reserve, relocation and training charges incurred are $18.5 million before taxes, or $.10 per share, net of tax. In addition to the $1.5 million of relocation and training incurred to date, the Company expects to incur another $5.5 million transition related costs during the remainder of 1996 and into 1997.

     At September 30, 1996 a total of 79 employees have been transferred, retired or terminated and $.1 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.

                            FORM 10-Q
             PART I - FINANCIAL INFORMATION - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

Net sales for the third quarter and first nine months of 1996 exceeded the respective periods last year by 7.2% and 4.6%, respectively. Increases are due to higher overseas volume and selected price increases partially offset by exchange rate translation to a stronger U.S. dollar.


Investment and Other Income


Investment and Other Income for the third quarter and first nine months of 1996 decreased by 5% and 11% respectively when compared with the same periods in 1995. The decreases, primarily in the U.S., are due to lower invested balances.


Costs and Expenses

Cost of Sales

Cost of sales for the third quarter and first nine months of 1996 increased by 7.3% and 4.5% respectively, compared with the same periods last year. The increases were primarily due to higher international shipment volume and higher product costs in 1996. Exchange rate translation to a stronger U.S. dollar reduced the increases.

The Company's consolidated gross profit percentages were as follows:

                                   1996         1995

        Third quarter               55.9%        56.0%
        First nine months          55.9%        55.8%

FACTORY CLOSURE

On April 23, 1996 the Company adopted and announced a plan to close its Santa Cruz, California factory. This factory closure is part of a plan to realign U.S. production capacity. The Company provided a $17 million reserve in the second quarter of 1996 for related costs including employees severance and costs to hold and sell the factory. In addition, the Company has incurred $.6 million in the second quarter and $.9 in the third quarter for employee relocation and training costs. It is expected that another $5.5 million in transition costs will be incurred over the remainder of 1996 and into 1997. With this realignment of production and related efficiencies, U.S. operating costs are expected to be lower by amount $6 million in 1997 and $12 to $13 million annually starting in 1998. At September 30, 1996 a total of 79 employees have been transferred, retired or terminated.

Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the third quarter and first nine months of 1996 increased by 5.8%, and 2.7% respectively when compared with the same periods last year. These changes were primarily due to higher advertising, marketing and selling expenses in International operations, partially offset by exchange rate translation to a somewhat stronger U.S. dollar during the second and third quarters.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            (Cont'd)



Income Taxes

The effective tax rates for the third quarter and first nine months of 1996 and 1995 are shown below:

                               1996             1995

    Third quarter             37.0%            35.2%
    First nine months         37.1%            35.8%

The 1995 effective rate benefited primarily from use of foreign tax credits.

Net Earnings

Consolidated net earnings totaled $61.2 million or $.53 per share for the third quarter of 1996, an increase of $2.9 million (5.0%) and $.03 per share from the third quarter of 1995. Excluding the Santa Cruz factory closure costs, consolidated net earnings totaled $62.1 million or $.53 per share for the third quarter of 1996, an increase of $3.8 million (6.6%) and $.03 per share.

Total net earnings for the first nine months of 1996 were $175.9 million, a decrease of $1.6 million or .9%. On a per share basis, earnings were $1.52, a decrease of $.01 or .7%. Excluding the Santa Cruz factory closure costs, consolidated net earnings for the first nine months of 1996 were $188.0 million and $1.62 per share, an increase of $10.5 million (5.9%) and $.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's cash and cash equivalents and short-term investments totaled $338.0 million compared to $231.7 million at December 31, 1995 - an increase of $106.3 million. The ratio of current assets to current liabilities (current ratio) at September 30, 1996 was 3.03 to 1 compared to 3.15 to 1 at December 31, 1995.

Capital expenditures for 1996 are expected to be comparable to 1995's expenditures of $102.8 million and are expected to be funded from the Company's operations and internal sources.

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

Under this resolution and these plans, the Company acquired and distributed stock in the first nine months of 1996 as follows:


                                    Aggregate                  Shares
                         Shares      Purchase     Shares         in
 Period                 Acquired      Price     Distributed   Treasury
1st Quarter               60,772   $ 3,653,618     35,903       24,869
2nd Quarter                  948        51,701          0          948
3rd Quarter                1,010        51,914      7,625       (6,615)
 Total-1996               62,730   $ 3,757,233     43,528       19,202

Treasury shares held at 12/31/95                               219,394
Total Treasury shares at 9/30/96                               238,596


Item 6 - Exhibits and Reports on Form 8-K

(b) The Company has not filed a Form 8-K for the three month period ended September 30, 1996.

                            FORM 10-Q

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WM. WRIGLEY JR. COMPANY
                                    (Registrant)

                              By DENNIS J. YARBROUGH
                                 Dennis J. Yarbrough
                                 Controller - Corporate Accounting


                              By DUSHAN PETROVICH
                                 Dushan Petrovich
                                 Vice President - Controller





Date  November 13, 1996