Form 10-K
period 1996-12-31
WRIGLEY WILLIAM JR CO
filed 1997-03-27
CIK 108601

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

For the fiscal year ended December 31, 1996
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


  Common Stock, no par value               New York Stock Exchange
                                           Chicago Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of January 31, 1997, there were outstanding 92,047,710 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $3,683,278,078. As of January 31, 1997, there were outstanding 24,129,664 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 31, 1997 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $4,160,831,567. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement, dated February 5, 1997, for the March 5, 1997 Annual Meeting of
Stockholders, and of the 1996 Annual Report to Stockholders are incorporated by reference into portions of Parts I, II, III and IV of this Report.

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

(c)  Narrative Description of Business.

      (1) Business conducted. The following is a description of the business conducted and intended to be conducted by the Company and its wholly-owned associated companies (the Company):

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

            Except for BIG RED, which has limited availability overseas, and WINTERFRESH, which is not distributed overseas as a brand, the above Wrigley brands are also commonly available in many international markets. Additional brands manufactured and marketed abroad are: ARROWMINT, COOL CRUNCH, DULCE 16, JUICY FRUIT and P.K chewing gums in sugar coated pellet form, FREEDENT and ORBIT sugarfree gums in various flavors, sugarfree WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT and HUBBA BUBBA in various flavors, BIG BOY, and BIG G, all bubble gum products.

            The Company's ten largest markets outside of the United States in 1996 were, in alphabetical order, Australia, Canada, China, France, Germany, Philippines, Poland, Russia, Taiwan and the United Kingdom.

            Finished chewing gum is manufactured in three factories in the United States and eleven factories in other countries. Three domestic wholly owned associated companies manufacture products other than finished chewing gum. Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BIG LEAGUE CHEW, BUBBLE TAPE and other uniquely packaged confections, also has various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies as an important part of its total business. Amurol is also developing export markets, currently the largest being Canada, Brazil and Japan. The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies.

            In 1979, the Company organized its domestic converting operations, under the name of Wrico Packaging Division, as a separate operating unit of the Company. This division was created to help further the Company's capability to produce improved packaging materials. Currently, Wrico produces about 35% of the Company's domestic printed and other wrapping supplies.

            The Company markets chewing gum primarily through wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets.
      Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities. Customer orders are usually received by mail, electronically, telephone or telefax and are shipped by truck from factory warehouses or leased warehousing facilities. Consumer purchases at the retail level are generated primarily through the Company's advertisements on television and radio, and in newspapers and magazines.

            (ii) New products. Although additional flavors were introduced for some product lines in various markets, there were no significant new product introductions during 1996.

            (iii)  Sources and availability of raw materials.
      Natural and synthetic raw materials blended to make chewing gum base are available from private contractors and in the open market.

            Sugar, corn syrup, flavoring oils and aspartame are obtained in the open market, or under contracts, from suppliers in various countries. All other ingredients and necessary packaging materials are also purchased and available on the open market.

            (iv) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately two dozen patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum and continuous chewing gum manufacturing are deemed of material importance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2016.

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

            (vii) Customers. The Company's products are distributed through more than 4,000 customers throughout the United States alone. No single domestic or foreign customer accounts for as much as 10% of consolidated sales or revenues.

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

            (xi) Research and development. The Company has for many years maintained an active research and development in-house program, and has also contracted outside services for developing and improving Wrigley products, machinery and operations. In relation to the Company's consolidated assets, revenues and aggregate operating expenses, amounts expended in these areas during the last three fiscal years have not been material.

            (xii) Compliance with environmental laws. Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of the Company.

            (xiii) Employees. During 1996, the Company employed approximately 7,800 persons worldwide.

      (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.

            Information concerning the Company's operations in different geographic areas for the years ended December 31, 1996, 1995 and 1994 is hereby incorporated by reference from the 1996 Annual Report to Stockholders, on page 19, under the caption "Operations by Geographic Areas," and on page 25 under the caption "Results of Operations."

Item 2.  Properties

      The information below relates to the principal properties of the Company which are primarily devoted to chewing gum production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company's business. All of the finished gum factories listed below operated at least one full shift throughout the year, all but two operated a substantial second shift and eight operated a third shift for much of the year. All properties are owned by the Company unless otherwise indicated. The figures given in the table are approximate.
                                                       Floor Area
    Property and Location                            (Square Feet)

    FINISHED GUM FACTORIES

    Chicago, Illinois.............................   1,255,700
    Gainesville, Georgia..........................     461,000
    Yorkville, Illinois...........................     225,000(a)
    Asquith, N.S.W., Australia....................     149,000
    Salzburg, Austria.............................      22,600
    Don Mills, Ont., Canada.......................     138,800
    Plymouth, England.............................     310,000
    Biesheim, France..............................     626,100
    Nairobi, Kenya................................      35,000
    Guangzhou, China, P.R.C.......................      69,800(b)
    Manila, Philippines...........................     100,700(c)
    Taipei, Taiwan, R.O.C.........................      62,300
    Bangalore, India..............................      33,300

    Poznan, Poland................................     110,000



    RAW MATERIALS PROCESSING FACTORIES

    Edison, New Jersey............................     536,000
    West Chicago, Illinois........................      40,300
    Biesheim, France..............................      76,000

    OFFICE BUILDING

    Wrigley Building, Chicago, Illinois...........     453,400(d)

      (a) Does not include a 170,000 square foot warehouse facility located in West Naperville, Illinois.

      (b) In China, the Company has a 50 year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

      (c) In the Philippines, the Laurel-Langley Agreement expired on May 27, 1975 and, under the terms of the Philippine Constitution, foreign firms were required to divest themselves of their land sites (but not the structures or improvements thereon). Consequently, in December, 1975, Wrigley Philippines, Inc. donated its land site, but not the buildings thereon, by deed to the Philippine Rural Reconstruction Movement, a non-stock, non-profit organization with no government affiliation, on a lease-back arrangement.

      (d) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 1996, the Company's offices occupied approximately 132,000 of the 453,400 square feet of rentable space in the building.

      In the case of each factory listed above, there are also included some offices and warehouse facilities. Also, the Company maintains branch sales offices and warehouse facilities in the United States and abroad.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

      All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors following the Annual Meeting of Stockholders. The positions and ages listed below are as of December 31, 1996. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.


                                                                     Effective
Name and Age                  Position(s) with Registrant            Date(s)

William Wrigley, 63           President and Chief Executive Officer since 1961
Douglas S. Barrie, 63         Group Vice President                  since 1996
                              Group Vice President-International     1984-1995
Ronald O. Cox, 58             Group Vice President                  since 1996
                              Group Vice President-Marketing         1985-1995
John F. Bard, 55              Senior Vice President                 since 1991
Martin J. Geraghty, 60        Senior Vice President-Manufacturing   since 1989
William Wrigley, Jr., 33      Vice President                        since 1991
                              Assistant to the President             1985-1992
Donald E. Balster, 52         Vice President-Production             since 1994
                              Senior Director-U.S. Production        1991-1994
Gary Bebee, 50                Vice President-Customer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
David E. Boxell, 55           Vice President-Personnel              since 1992
                              Assistant Vice President-Personnel     1980-1992
Susan S. Fox, 38              Vice President-Consumer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
H. J. Kim, 53                 Vice President-Engineering            since 1994
                                  Senior Director-Engineering            1988-1994
Dushan Petrovich, 43          Vice President-Controller             since 1996
                              Vice President-Treasurer               1993-1995
                              Treasurer                              1992
Wm. M. Piet, 53               Vice President-Corporate Affairs      since 1988
                              Corporate Secretary                   since 1984
                              Assistant to the President            Since 1995
John A. Schafer, 56           Vice President-Purchasing             since 1991
Philip G. Schnell, 53         Vice President-Research & Development since 1994
                              Senior Director-Research &
                                Development                          1988-1994
Christafor E. Sundstrom, 48   Vice President-Corporate Development  since 1988
Jaime E. Dy-Liacco, 65        Vice President-International          since 1980
                              President-Wrigley & Co., Ltd., Japan  since 1981
                              President-Wrigley Philippines, Inc.   since 1981
Philip G. Hamilton, 56        Vice President-International          since 1993
                              Managing Director, The Wrigley
                                Company Limited, England              since 1986
Jon Orving, 47                Vice President-International          since 1993
                              Managing Director, Wrigley
                              Scandinavia AB, Sweden                since 1983
Stefan Pfander, 53            Managing-Director-Europe              since 1996
                              Vice President-International          since 1992
                              Co-Managing Director of Wrigley
                              GmbH, Munich, Germany                 since 1981
Dennis R. Mally, 55 (a)       Senior Director-Information Services  since 1995
                              Director-Information Services          1993-1994
Philip C. Johnson, 51         Senior Director, Benefits &
                                  Compensation                          since 1995
                              Assistant Vice President-Personnel     1991-1995
Alan J. Schneider, 51 (b)     Treasurer                             since 1996
John H. Sutton, 65            General Manager-Converting Division   since 1979
Dennis J. Yarbrough, 53       Controller-Corporate Accounting       since 1996
                              Corporate Controller                  since 1981

      (a) Mr. Mally joined the Company in 1993 assuming responsibility for the Company's worldwide information systems. Before joining the Company, from 1989 to 1991 Mr. Mally was Vice President Business Operations with The Cross Company in Fraser, Michigan, a manufacturer of metal cutting and assembly machines. Following the 1991 acquisition of The Cross Company by Giddings & Lewis, Mr. Mally served as Vice President Systems and Quality of its Integrated Automation Division in Fraser, Michigan.

      (b) Mr. Schneider joined the Company in August, 1996 as Treasurer with responsibility for treasury, tax and credit functions. He previously served CBI Industries, Inc. of Oak Brook, Illinois, an international manufacturer of gases and metal plate surfaces, as Vice President-Finance and Chief Executive Officer, having joined that company in 1987 and serving in various financial capacities over the years including Controller and Vice President.

            At the meeting of the Board of Directors immediately following the annual stockholders meeting of March 5, 1997, all officers set forth in the schedule above were re-elected for a one-year term to their positions in the Company, except the title of Mr. Mally was changed to Vice President-Information Services from Senior Director-Information Services. On February 7, 1997, Mr. Yarbrough, Controller-Corporate Accounting, announced he was taking early retirement effective March 31, 1997.


                                    PART II

Item 5.  Market for Registrant's Common Stock, Dividend and
         Stockholder Information

      At December 31, 1996, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

      As of January 31, 1997, there were 34,756 stockholders of record holding Common Stock and 4,450 stockholders of record holding Class B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, for the five-year period ended December 31, 1996, is set forth in the Company's 1996 Annual Report to Stockholders, on page 24, under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

Item 6.  Selected Financial Data

      Five-year summaries of selected financial data for the Company and discussions of accounting changes which materially affect the comparability of the selected financial data are set forth in the Company's 1996 Annual Report to Stockholders under the following captions and page numbers: "Operating Data" and "Other Financial Data", on page 22; "Income Taxes", on page 26; and "Postretirement Benefits", on page 18 and are incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is set forth in the Company's 1996 Annual Report to Stockholders, on pages 25 and 26 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, and selected unaudited quarterly data -- consolidated results, for the years ended December 31, 1996 and 1995 are set forth in the Company's 1996 Annual Report to Stockholders, on pages 7 through 21 and 24, respectively and are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant


      Information regarding directors and nominees for directorship is set forth in the Company's definitive Proxy Statement, dated February 5, 1997, for the Annual Meeting of Stockholders on March 5, 1997, on pages 2 through 4, under the caption "Election of Directors" and is incorporated herein by reference. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in Part I hereof.

Item 11.  Executive Compensation

      Information regarding the compensation of directors and executive officers is set forth in the Company's definitive Proxy Statement, dated February 5, 1997, for the Annual Meeting of Stockholders on March 5, 1997, on pages 7, and 15 through 22 under the general captions "Compensation of Directors" and "Executive Compensation", respectively and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

      Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company's definitive Proxy Statement, dated February 5, 1997, for the Annual Meeting of Stockholders on March
5, 1997, on pages 5, 6 and 7 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 5, 1997, for the Annual Meeting of Stockholders on March 5, 1997 under the following captions and page numbers: "Election of Directors", on page 2, regarding Mr. William Wrigley and Mr. William Wrigley, Jr. and "Security Ownership of Certain Beneficial Owners", on page 6, regarding the Offield family and Mr. Wrigley.


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

     (c)  Exhibits are attached hereto.

     (d)  See (a) 1, 2 above.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997                      WM. WRIGLEY JR. COMPANY
                                                 (Registrant)

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

        Signature                  Title

                               President, Chief
    William Wrigley            Executive Officer,
                               Director

                               Senior Vice President
    John F. Bard               (Principal Financial Officer)

                               Vice President-Controller
    Dushan Petrovich           (Principal Accounting Officer)

                               Director
   Charles F. Allison III

                               Director
   Douglas S. Barrie

                               Director
   Lee Phillip Bell

                               Director
   Robert P. Billingsley

                               Director       By/s/ WM. M. PIET
   Thomas A. Knowlton                               Wm. M. Piet
                                              Attorney-in-Fact
                               Director
   Penny Pritzker                             Date:  March 27, 1997

                               Director
   Richard K. Smucker

                               Director
   William Wrigley, Jr.

                                                        Exhibit 23.

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 30, 1997, included in the 1996 Annual Report to Stockholders of Wm. Wrigley Jr. Company.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-43738 and 33-22788) pertaining to the Special Investment and Savings Plan for Wrigley Employees and the Wm. Wrigley Jr. Company Management Incentive Plan, and in the related Prospectuses, of our report dated January 30, 1997, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1996.




 /s/    ERNST & YOUNG LLP
        Ernst & Young LLP


Chicago, Illinois
March 27, 1997

                                                                     WM. WRIGLEY JR. COMPANY


                                                                  INDEX TO FINANCIAL STATEMENTS
                                                                AND FINANCIAL STATEMENT SCHEDULES
                                                                          (Item 14(a))


                                                                           Reference
                                                                    Form        Annual Report
                                                                    10-K             to
                                                                    Report       Stockholders
Data incorporated by reference from the 1996 Annual Report
 to Stockholders of Wm. Wrigley Jr. Company:
   Consolidated balance sheet at December 31, 1996 and 1995........                   8-9
   For the years ended December 31, 1996, 1995 and 1994:
       Consolidated statement of earnings..........................                     7
       Consolidated statement of cash flows........................                    10
       Consolidated statement of stockholders' equity..............                    11
       Accounting policies and notes to consolidated financial                      12-19
       statements..................................................
   Consolidated financial statement schedule for the years ended
        December 31, 1996, 1995 and 1994:
 II.  Valuation and qualifying accounts............................   F-2


      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or accounting policies and notes thereto.

      With the exception of the pages listed in the above index and the items referred to in Items, 1,5,6,7, and 8 of this Form 10-K
Report, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.



                                                                    WM. WRIGLEY JR. COMPANY

                                                         Schedule II - Valuation and Qualifying Accounts
                                                          Years ended December 31, 1996, 1995 and 1994
                                                                         (In Thousands)


     Column A             Column B             Column C               Column D      Column E
                                               Additions
     Balance at          Charged to    Charged to
     Beginning           Costs and    Other Accounts  Deductions-     Balance at
    Description          of Period      Expenses       Describe      Describe(A)   End of Period

1996:
   Allowance for
    doubtful accounts...  $9,060          2,080                        2,602           8,538

1995:
   Allowance for
    doubtful accounts...  $6,645          2,754                          339           9,060

1994:
   Allowance for
    doubtful accounts...  $4,407          2,578                          340           6,645




(A)  Uncollectable accounts written-off, net of recoveries.


                           WM. WRIGLEY JR. COMPANY
                    AND WHOLLY OWNED ASSOCIATED COMPANIES

                              INDEX TO EXHIBITS
                                 (Item 14(a))

Exhibit
Number                       Description of Exhibit

        Proxy Statement of the Registrant, dated February 5, 1997, for the March 5, 1997 Annual Meeting of Stockholders, is hereby incorporated by reference.

3.      Articles of Incorporation and By-laws.

3(a).   Restated Certificate of Incorporation of the Registrant.
        Incorporated by reference to Exhibit 3(a) of the Company's Annual Report and Form 10-K filed for the fiscal year ended December 31, 1992.

3(b).   By-laws of the Registrant.  Incorporated by reference to
        Exhibit 3(a) of the Company's Form 10-K filed for the fiscal year ended December 31, 1992.

10.     Material Contracts

10(a). Non-Employee Directors' Death Benefit Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994.

10(b). Senior Executive Insurance Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended
       December 31, 1995.

10(c). Supplemental Retirement Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended
       December 31, 1994.

10(d). Deferred Compensation Plan for Non-Employee Directors.
       Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(e). Non-Employee Directors' Stock Retirement Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(f). 1996 Executive Incentive Compensation Plan.

10(g). Wm. Wrigley Jr. Company Management Incentive Plan and the various programs thereunder. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994, except for sub-item (i) to the Exhibit 10(g) which is incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

           (i)  Executive Incentive Compensation Deferral Program
          (ii)  Long-Term Stock Grant Program
         (iii)  Stock Award Program
          (iv)  Alternate Investment and Savings Program
           (v)  1988 Stock Option Program

13.    1996 Annual Report to Stockholders of the Registrant.

21.    Subsidiaries of the Registrant.

23.    Consent of Independent Auditors.  (See page 11.)

24.    Power of Attorney.

99.    Forward-Looking Statements.
--------------------

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.