Form 10-Q
period 1997-03-31
WRIGLEY WILLIAM JR CO
filed 1997-05-13
CIK 108601

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to



For Quarter Ended  March 31, 1997  Commission file number 1-800



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

92,157,934 shares of Common Stock and 24,052,054 shares of Class B Common Stock were outstanding as of April 15, 1997.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                             Three Months Ended
                                                    March 31
                                                1997        1996
Revenues:
  Net sales                                $   447,607      426,674
  Investment and other income                    3,556        3,181

      Total revenues                           451,163      429,855

Costs and expenses:
  Cost of sales                               196,066      187,864
  Factory closure and related costs             1,254            0
  Selling, distribution, and
    general administrative                    159,168       150,966
  Interest                                        319           251

      Total costs and expenses                 356,807      339,081

Earnings before income taxes                    94,356       90,774

Income taxes                                    31,507       33,161

Net earnings                               $    62,849       57,613

Net earnings per average share of
  common stock                             $       .54          .50

Dividends declared per share of
  common stock                             $       .19          .17

Average number of shares
  outstanding for the period                   115,975      115,987


All amounts in thousands except for per share values.

Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                          Three Months Ended
                                                               March 31
                                                          1997         1996
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $  62,849        57,613
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                         11,573        10,720
     Gain on sales of property, plant, and
      equipment                                              (10)         (292)
     (Increase) decrease in:
       Accounts receivable                               (29,180)      (17,565)
       Inventories                                       (22,814)      (12,501)
       Other current assets                              (15,124)       (3,848)
       Other assets and deferred charges                   3,064        (3,621)
     Increase (decrease) in
       Accounts payable                                   10,011        (1,165)
       Accrued expenses                                    6,663         4,573
       Income and other taxes payable                     16,462        21,248
       Deferred taxes                                      1,364          (154)
       Other noncurrent liabilities                        3,966        10,589

   Net cash flows - operating activities                  48,824        65,597

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment           (17,584)      (17,671)
   Proceeds from property retirements                        307           639
   Purchases of short-term investments                  (442,008)     (113,434)
   Maturities of short-term investments                  446,934       107,060

   Net cash flows - investing activities                 (12,351)      (23,406)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                        (19,714)      (19,720)
   Common stock purchased                                 (1,130)       (3,654)

   Net cash flows - financing activities                 (20,844)      (23,374)

Effect of exchange rate changes on cash and
  cash equivalents                                        (1,260)        1,019

Net increase in cash and cash equivalents                 14,369        19,836
Cash and cash equivalents at beginning of period         181,233       125,725

Cash and cash equivalents at end of period             $ 195,602       145,561
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $  14,429        14,340
Interest paid                                          $     795           213
Interest and dividends received                        $   3,308         3,114


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                      March 31,       December 31,
                                                         1997             1996
Current assets:
  Cash and cash equivalents                          $  195,602          181,233
  Short-term investments                                114,026          119,330
  Accounts receivable
   (less allowance for doubtful accounts;
    3/31/97- $8,529; 12/31/96-$8,538)                   186,591          165,051
  Inventories -
    Finished goods                                       56,960           52,859
    Raw materials and supplies                          194,210          180,338
                                                        251,170          233,197
  Other current assets                                   33,651           19,674
  Deferred income taxes - current                        10,101           10,939
     Total current assets                               791,141          729,424
Marketable equity securities at fair value               18,256           18,525

  Other assets and deferred charges                      67,231           69,461
  Deferred income taxes - Noncurrent                     27,925           27,984

Property, plant and equipment, at cost                  806,396          808,046
Less accumulated depreciation                           422,185          419,897
                                                        384,211          388,149
      Total assets                                   $1,288,764        1,233,543

Current liabilities:
  Accounts payable                                   $   82,664           75,431
  Accrued expenses                                       71,337           66,434
  Dividends payable                                      22,038           19,715
  Income and other taxes payable                         70,290           55,756
  Deferred income taxes - current                           644              816

      Total current liabilities                         246,973          218,152

Deferred income taxes - noncurrent                       24,685           24,390
Other noncurrent liabilities                             96,074           93,570
Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued - 92,151 shares at 3/31/97;
               92,065 shares at 12/31/96                 12,287            12,275
  Class B Common Stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              24,070 shares at 3/31/97;
              24,155 shares at 12/31/96                   3,209             3,221

  Additional paid-in capital                                368               238

  Retained earnings                                     939,324          898,512
  Foreign currency translation adjustment               (32,623)         (14,716)
  Unrealized holding gain                                10,637           10,812
  Common Stock in treasury, at cost - (3/31/97-
    230 shares; 12/31/96-251 shares)                    (12,170)         (12,911)
       Total stockholders' equity                       921,032          897,431

       Total liabilities & stockholders' equity     $ 1,288,764        1,233,543


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                          FORM 10-Q

                   WM. WRIGLEY JR. COMPANY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Consolidated Statements of Earnings (Condensed) and of Cash Flows (Condensed) for the three month periods ended March 31, 1997 and 1996, and the Consolidated Balance Sheet (Condensed) at March 31, 1997 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1996 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1996 consolidated financial statements and related notes which are an integral part hereof.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars):

                                               Decrease (Increase) to
                                                Stockholders' Equity

                                            1997           1996
     Balance at January 1                    $ 14,716          8,038
       Translation adjustment for
       the first quarter                        17,907          3,246

      Balance at March 31                     $ 32,623         11,284

3. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

4. On April 23, 1996 the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. In 1996, the Company provided $17 million for related closure costs covering employee severance and costs to maintain and sell the property and incurred an additional $2.4 million in relocation, training and other transition costs related to this plan. Net earnings per share were reduced by $.11 per share as a result of these charges in 1996. Operating income for the first quarter of 1997 reflects a $1.3 million charge for relocation and training costs related to this plan. In addition to the $3.7 million of relocation and training incurred to date, the Company expects to incur another $1.6 million for transition related costs during 1997.

     At March 31, 1997 a total of 235 employees have been transferred, retired or terminated and $.4 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending on or after December 15, 1997. For the quarter ending December 31, 1997, the Company will be required to change the method currently used to compute earnings per share. The impact of FAS No. 128 on the primary and diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

                          FORM 10-Q
           PART I - FINANCIAL INFORMATION - ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

The 1997 first quarter net sales were $447.6 million, an increase of 5% from the prior year. Higher overseas volume partially offset by foreign currency translation to a stronger
U.S. dollar and lower domestic volume account for the increase.


Costs and Expenses

Cost of Sales

Cost of sales for the first quarter of 1997 increased $8.2 million or 4% compared to the same period last year. The increase was primarily due to higher international shipment volume and higher product costs in 1997, partially reduced by foreign currency translation to a stronger U.S. dollar.

The consolidated gross profit percentage for the first quarter of 1997 was 56.2%, compared to 56.0% for the first quarter of 1996, up primarily due to selected selling price increases implemented since the first quarter of last year.

Factory Closure and Related Costs

On April 23, 1996, the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. In 1996, the Company provided $17 million for related closure costs covering employee severance and costs to maintain and sell the property and incurred an additional $2.4 million in relocation, training and other transition costs related to this plan. Net earnings per share were reduced by $.11 per share as a result of these charges in 1996. Operating income for the first quarter of 1997 reflects a $1.3 million charge for relocation and training costs related to this plan. In addition to the $3.7 million of relocation and training incurred to date, the Company expects to incur another $1.6 million for transition related costs during 1997.

At March 31, 1997 a total of 235 employees have been transferred, retired or terminated and $.4 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.


Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the first quarter of 1997 increased by $8.2 million or 5% when compared with the same period last year. These changes were primarily due to higher advertising, marketing and selling expenses in International operations, partially reduced by foreign currency translation to a somewhat stronger U.S. dollar in the first quarter of 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          (Cont'd)


Income Taxes

The consolidated effective tax rate was 33.4% for the first quarter of 1997 compared to 36.5% for the same quarter last year. The 1997 effective rate benefited from increased U.S. tax credits and a more favorable tax structure in France.

Net Earnings

Consolidated net earnings for the first quarter of 1997 totaled $62.8 million or $.54 per share, an 8% increase on an earnings per share basis compared to last year's results of $57.6 million or $.50 per share. Excluding the Santa Cruz factory closure costs, consolidated net earnings totaled $63.7 million or $.55 per share for the first quarter of 1997, an increase of $6.1 million, or 11%, and $.05 per share.

LIQUIDITY AND CAPITAL RESOURCES


At March 31, 1997, the Company's cash and cash equivalents and short-term investments totaled $309.6 million compared to $300.6 million at December 31, 1996 - an increase of $9 million. The ratio of current assets to current liabilities (current ratio) at March 31, 1997 was 3.2 to 1 compared to 3.3 to 1 at December 31, 1996.

Capital expenditures for 1997 are expected to be above 1996
expenditures of $102.0    million and are expected to be funded
from the Company's operations and internal sources.

                          FORM 10-Q

                 PART II - OTHER INFORMATION



Item 4 - Submission of Matters to Vote of Security Holders

   The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 5, 1997 to consider the following proposals: (1) the election of nine directors to serve for the ensuing year; (2) to approve the 1997 Management Incentive Plan; and (3) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1997. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

     Proposal 1. Election of nine directors. With each class of stock voting together, a total of 333,475,458 votes were eligible to be cast and a total of 299,998,299 were submitted with respect to each nominee as follows:


            Nominee                    For             % For      Withheld
     Charles F. Allison III        299,185,657         99.73       812,642
     Douglas S. Barrie             299,341,838         99.78       656,461
     Lee Phillip Bell              299,248,191         99.75       750,108
     Robert P. Billingsley         299,291,586         99.76       706,713
     Thomas A. Knowlton            299,264,647         99.76       733,652
     Penny Pritzker                299,213,490         99.74       784,809
     Richard K. Smucker            299,308,758         99.77       689,541
     William Wrigley               299,336,052         99.78       662,247
     William Wrigley, Jr.          299,326,703         99.78       671,596

     Prososal 2.  Adoption of 1997 Management Incentive Plan.
     With each class of stock voting together, a total of 333,475,458 votes were eligible to be cast and a total of 299,998,299 were submitted as follows:


              For               Against            Abstain       Uninstructed
          277,138,497         11,277,902          1,566,196       10,015,704

     Proposal 3. Ratification of Auditors. With each class of stock voting together, a total of 333,475,458 votes were eligible to be cast and a total of 299,998,299 were submitted as follows:

              For               Against            Abstain
          299,057,900            391,814            548,585


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 10.
(b) The Company has not filed a Form 8-K for the three month period ended March 31, 1997.

                          FORM 10-Q

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WM. WRIGLEY JR. COMPANY
                                        (Registrant)



                                  By /s/JOHN F. BARD
                                        John F. Bard
                                        Chief Financial Officer




Date      May 13, 1997

                           WM. WRIGLEY JR. COMPANY
                    AND WHOLLY OWNED ASSOCIATED COMPANIES

                              INDEX TO EXHIBITS

Exhibit
Number                       Description of Exhibit


3. Articles of Incorporation and By-laws. Incorporated by reference to Exhibit 3 of the Company's Annual
          Report and Form 10-K filed for the fiscal year ended
          December 31, 1992.

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

10(f).    1996 Executive Incentive Compensation Plan.
          Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1996.

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

13.         1996 Annual Report to Stockholders of the
            Registrant. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1996.

23. Consent of Independent Auditors. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1996.

24. Power of Attorney. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1996.

99. Forward-Looking Statements. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1996.

--------------------

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.