Form 10-Q
period 1997-06-30
WRIGLEY WILLIAM JR CO
filed 1997-08-13
CIK 108601

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to



For Quarter Ended  June 30, 1997   Commission file number 1-800



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

92,369,340 shares of Common Stock and 23,840,648 shares of Class B Common Stock were outstanding as of July 15, 1997.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                    Three Months Ended           Six Months Ended
                                          June 30                    June 30
                                      1997         1996         1997         1996
Revenues:
  Net sales                       $   521,272      483,625      968,879     910,299
  Investment and other income           4,001        3,308        7,557       6,489

      Total revenues                  525,273      486,933      976,436     916,788

Costs and expenses:
  Cost of sales                       225,348      214,217      421,414     402,081
  Factory closure and related costs     1,760       17,586        3,014      17,586
  Selling, distribution, and
    general administrative            184,824      163,380      343,992     314,346
  Interest                                317          152          636         403

      Total costs and expenses        412,249      395,335      769,056     734,416

Earnings before income taxes          113,024       91,598      207,380     182,372

Income taxes                           36,377       34,555       67,884      67,716

Net earnings                      $    76,647       57,043      139,496     114,656

Net earnings per average share of
  common stock                    $       .66          .49         1.20         .99

Dividends declared per share of
  common stock                    $       .19          .17          .38         .34

Average number of shares
  outstanding for the period          115,961      115,975      115,959     115,981


All amounts in thousands except for per share values.


Notes to financial statements shown on page 5 are an integral part of these statements.

                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                           Six Months Ended
                                                               June 30
                                                          1997         1996
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $139,496      114,656
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                        23,531       22,497
     Gain on sales of property, plant, and
      equipment                                            (254)      (1,133)
     (Increase) decrease in:
       Accounts receivable                              (44,957)     (34,278)
       Inventories                                      (12,270)       4,776
       Other current assets                             (17,879)      (4,827)
       Other assets and deferred charges                (25,711)     (15,762)
     Increase (decrease) in:
       Accounts payable                                  23,660       13,756
       Accrued expenses                                  26,689       17,301
       Income and other taxes payable                     6,474        1,312
       Deferred taxes                                       712       (3,790)
       Other noncurrent liabilities                      11,341       19,659

   Net cash flows - operating activities                130,832      134,167

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (41,004)     (38,386)
   Proceeds from property retirements                     2,661        2,784
   Purchases of short-term investments               (1,071,404)    (277,531)
   Maturities of short-term investments               1,079,232      268,199

   Net cash flows - investing activities                (30,515)     (44,934)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (41,745)     (39,436)
   Common stock purchased                                (3,392)      (3,705)

   Net cash flows - financing activities                (45,137)     (43,141)

Effect of exchange rate changes on cash and
  cash equivalents                                       (4,942)      (1,350)

Net increase in cash and cash equivalents                50,238       44,742
Cash and cash equivalents at beginning of period        181,233      125,725

Cash and cash equivalents at end of period             $231,471      170,467
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $ 63,240       73,219
Interest paid                                          $  1,096          380
Interest and dividends received                        $  7,209        6,284


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                       June 30,        December 31,
                                                         1997              1996
Current assets:
  Cash and cash equivalents                           $ 231,471            181,233
  Short-term investments                                110,979            119,330
  Accounts receivable                                   199,356            165,051
   (less allowance for doubtful accounts;
    6/30/97- $8,712; 12/31/96-$8,538)
  Inventories -
    Finished goods                                       57,674             52,859
    Raw materials and supplies                          180,858            180,338
                                                        238,532            233,197
  Other current assets                                   35,757             19,674
  Deferred income taxes - current                        10,544             10,939
     Total current assets                               826,639            729,424

Marketable equity securities at fair value               20,174             18,525

  Other assets and deferred charges                      96,383             69,461
  Deferred income taxes - Noncurrent                     28,226             27,984

Property, plant and equipment, at cost                  817,333            808,046
Less accumulated depreciation                           428,578            419,897
                                                        388,755            388,149
      Total assets                                   $1,360,177          1,233,543

Current liabilities:
  Accounts payable                                   $   94,862             75,431
  Accrued expenses                                       90,168             66,434
  Dividends payable                                      22,033             19,715
  Income and other taxes payable                         59,957             55,756
  Deferred income taxes - current                           514                816

      Total current liabilities                         267,534            218,152

Deferred income taxes - noncurrent                       25,674             24,390
Other noncurrent liabilities                            102,773             93,570

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued - 92,291 shares at 6/30/97;
               92,065 shares at 12/31/96                 12,305             12,275
  Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              23,929 shares at 6/30/97
              24,155 shares at 12/31/96                   3,191              3,221

  Additional paid-in capital                                376                238

  Retained earnings                                     993,945            898,512
  Foreign currency translation adjustment               (44,038)           (14,716)
  Unrealized holding gain                                11,884             10,812
  Common Stock in treasury, at cost - (6/30/97-
    255 shares; 12/31/96-251 shares)                    (13,467)           (12,911)
       Total stockholders' equity                       964,196            897,431
       Total liabilities & stockholders' equity     $ 1,360,177          1,233,543


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                          FORM 10-Q

                   WM. WRIGLEY JR. COMPANY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1.   The Consolidated Statement of Earnings (Condensed) for the

     three and six month periods ended June 30, 1997 and 1996, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 1997 and 1996, and the Consolidated Balance Sheet (Condensed) at June 30, 1997 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1996 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1996 consolidated financial statements and related notes which are an integral part hereof.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                                    Decrease to
                                                Stockholders' Equity
     Second Quarter                             1997           1996

     Balance at April 1                       $ 32,623         11,284
       Translation adjustment for
       the second quarter                       11,415          7,207

      Balance at June 30                      $ 44,038         18,491

     Six Months

     Balance at January 1                    $  14,716          8,038
     Translation adjustment for
       the six-month period                     29,322         10,453

      Balance at June 30                      $ 44,038         18,491

3. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

4. On April 23, 1996, the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. In 1996, the Company provided $17 million for related closure costs covering employee severance and costs to maintain and sell the property and incurred an additional $2.4 million in relocation, training and other transition costs related to this plan. Net earnings per share were reduced by $.11 per share as a result of these charges in 1996. Operating income for the three and six month periods ended June 30, 1997 included a $1.8 and a $3.0 million charge, respectively, for relocation and training costs related to this plan. The three and six month results for 1996 included a $17.6 million charge for relocation and training. In addition to the $5.4 million of relocation and training incurred to date, the Company expects to incur another $.4 million for transition related costs during 1997.

     At June 30, 1997, a total of 299 employees have been transferred, retired or terminated and $.9 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), Earnings Per Share, which is required to be adopted for periods ending on or after December 15, 1997. For the quarter ending December 31, 1997, the Company will be required to change the method currently used to compute earning per share. The impact of FAS 128 on the primary and diluted earnings per share for the second quarter and first six months ended June 30, 1997, and June 30, 1996, respectively, is not expected to be material.

                          FORM 10-Q
           PART I - FINANCIAL INFORMATION - ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues

Net Sales

Net sales for the second quarter and first six months of 1997 increased by $37.6 million or 7.8% and $58.6 million or 6.4%, respectively, compared with the same periods last year. Higher overseas volume and selected worldwide selling price increases partially offset by foreign currency translation to a stronger U.S. dollar and lower domestic volume account for the increase.


Investment and Other Income

Investment and Other Income for the second quarter and first six months of 1997 increased by 21% and 16%, respectively, when compared with the same periods in 1996. The increases are due to higher invested cash balances.


Costs and Expenses

Cost of Sales

Cost of sales for the second quarter and first six months of 1997 increased by $11.1 million or 5.2% and $19.3 million or 4.8%, respectively, compared with the same periods last year. The increase was primarily due to higher international shipment volume and higher product costs in 1997, partially reduced by foreign currency translation to a stronger U.S. dollar.

The Company's consolidated gross profit percentages for the second quarter and the first half of 1997 and 1996 were:

                                   1997         1996

        Second quarter             56.8%        55.7%
        First six months           56.5%        55.8%

FACTORY CLOSURE

On April 23, 1996, the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. In 1996, the Company provided $17 million for related closure costs covering employee severance and costs to maintain and sell the property and incurred an additional $2.4 million in relocation, training and other transition costs related to this plan. Net earnings per share were reduced by $.11 per share as a result of these charges in 1996. Operating income for the three and six month periods ended June 30, 1997 included a $1.8 and a $3.0 million charge, respectively, for relocation and training costs related to this plan. The three and six month results for 1996 included a $17.6 million charge for relocation and training. In addition to the $5.4 million of relocation and training incurred to date, the Company expects to incur another $.4 million for transition related costs during 1997.

At June 30, 1997, a total of 299 employees have been transferred, retired or terminated and $.9 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.


Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the second quarter and first six months increased by $21.4 million or 13.1% and $29.6 million or 9.4%, respectively, compared with the same periods last year. These changes were primarily due to higher advertising, marketing and selling expenses in International operations, partially reduced by foreign currency translation to a stronger U.S. dollar in the second quarter and first six months of 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          (Cont'd)



Income Taxes

The effective tax rates for the second quarter and first six months of 1997 and 1996 are shown below:

                               1997             1996

    Second quarter             32.2%            37.7%
    First six months           32.7%            37.1%

The 1997 effective rate benefited from increased U.S. tax credits and a more favorable tax structure in France.

Net Earnings

Consolidated net earnings for the second quarter of 1997 totaled $76.6 million or $.66 per share, an increase of 35% on an earnings per share basis compared to last year's results of $57.0 million or $.49 per share. The Santa Cruz closure decreased 1997's quarterly net earnings by $1.2 million or $.01 per share and decreased 1996's quarterly net earnings by $11.2 million or $.10 per share. Excluding the Santa Cruz factory closure costs, consolidated net earnings for the second quarter of 1997 totaled $77.8 million or $.67 per share, an increase of $9.6 million, or 14%, and $.08 per share.

Consolidated net earnings for the first six months of 1997 totaled $139.5 million or $1.20 per share, an increase of 21% on an earnings per share basis compared to last year's results of $114.7 million or $.99 per share. The Santa Cruz closure decreased 1997's net earnings for the six-month period by $2.1 million or $.02 per share and decreased 1996's net earnings for the six-month period by $11.2 million or $.10 per share. Excluding the Santa Cruz factory closure costs, consolidated net earnings for the first six months of 1997 totaled $141.6 million or $1.22 per share, an increase of $15.7 million, or 12%, and $.13 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's cash and cash equivalents and short-term investments totaled $342.5 million compared to $300.6 million at December 31, 1996 - an increase of $41.9 million. The ratio of current assets to current liabilities (current ratio) at June 30, 1997 was 3.1 to 1 compared to 3.3 to 1 at December 31, 1996.

Capital expenditures for 1997 are expected to be above 1996 expenditures of $102.0 million and are expected to be funded from the Company's operations and internal sources.

                          FORM 10-Q

                 PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 10.
(b) The Company has not filed a Form 8-K for the three month period ended June 30, 1997.

                          FORM 10-Q

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WM. WRIGLEY JR. COMPANY
                                        (Registrant)



                                  By /s/ JOHN F. BARD
                                    John F. Bard
                                    Chief Financial Officer

Date   August 13, 1997

WM. WRIGLEY JR. COMPANY
AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS


Exhibit
Number                   Description of Exhibit


3(i).     Articles of Incorporation of the Registrant.
          The Registrant's Restated Articles of Incorporation are incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1992.

3(ii). By-laws of the Registrant. The Registrant's By-laws are incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1992.

4. Instruments defining the rights of security holders. The Registrant's Articles of Incorporation contains all definitions of the rights of the Registrant's Common and Class B Common stock, representing all of the Registrant's outstanding securities, and is incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.       Material Contracts

10(a).    Non-Employee Directors' Death Benefit Plan.
          Non-Employee Directors' Death Benefit Plan is incorporated by reference from Exhibit 10(a) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1994.

10(b). Senior Executive Insurance Plan. Senior Executive Insurance Plan is incorporated by reference from
          Exhibit 10(b) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).    Supplemental Retirement Plan.  Supplemental
          Retirement Plan is incorporated by reference from
          Exhibit 10(c) of the Company's Annual Report on
          Form 10-K filed for the fiscal year ended December
          31, 1994.

10(d).    Deferred Compensation Plan for Non-Employee
          Directors.  Deferred Compensation Plan for Non-
          Employee Directors is incorporated by reference from Exhibit 10(d) of the Company's Annual Report on Form 10-K filed for the fiscal year ended
          December 31, 1995.

10(e). Non-Employee Directors' Stock Retirement Plan. Non-Employee Directors' Stock Retirement Plan is incorporated by reference from Exhibit 10(e) of The Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(f).    1996 Executive Incentive Compensation Plan.  1996
          Executive Incentive Compensation Plan is incorporated by reference from Exhibit 10(f) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996.

10(g). Wm. Wrigley Jr. Company Management Incentive Plan. Wm. Wrigley Jr. Company Management Incentive Plan and the various programs thereunder are incorporated by reference from Exhibit 10(g) of the Company's Form 10-K filed for the fiscal year ended December 31, 1994, except for sub-item (i) below to
          Exhibit 10(g) which is incorporated by reference from Exhibit 10(g) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

             (i)    Executive Incentive Compensation Deferral
                    Program
             (ii)   Long-Term Stock Grant Program
             (iii)  Stock Award Program
             (iv)   Alternate Investments and Savings Program
             (v)    1988 Stock Option Program

99. Forward-Looking Statements. Forward-Looking Statements are incorporated by reference from
          Exhibit 99 of the Company's Annual Report on
          Form 10-K filed for the fiscal year ended December
          31, 1996.

--------------------

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.