Form 10-Q
period 1997-09-30
WRIGLEY WILLIAM JR CO
filed 1997-11-12
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to


For Quarter Ended September 30, 1997  Commission file number 1-800



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

92,474,728 shares of Common Stock and 23,742,290 shares of Class B Common Stock were outstanding as of October 15, 1997.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                 Three Months Ended          Nine Months Ended
                                    September 30,             September 30,
                                   1997         1996         1997         1996

Revenues:
  Net sales                    $   481,938      462,425    1,450,817   1,372,724
  Investment and other income        4,442        3,687       11,999      10,176

      Total revenues               486,380      466,112    1,462,816   1,382,900

Costs and expenses:
  Cost of sales                    208,931      203,782      630,345     605,863
  Factory closure and related costs     92          926        3,106      18,512
  Selling, distribution, and
    general administrative         174,212      164,029      518,204     478,375
  Interest                             183          296          819         699

      Total costs and expenses     383,418      369,033    1,152,474   1,103,449

Earnings before income taxes       102,962       97,079      310,342     279,451

Income taxes                        33,436       35,872      101,320     103,588

Net earnings                   $    69,526       61,207      209,022     175,863

Net earnings per average share of
  common stock                 $       .60          .53         1.80        1.52

Dividends declared per share of
  common stock                 $       .19          .17          .57         .51


Average number of shares
  outstanding for the period       115,968      115,979      115,962     115,981


All amounts in thousands except for per share values.


Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                          Nine Months Ended
                                                             September 30,
                                                          1997         1996
CASH FLOWS - OPERATING ACTIVITIES

   Net earnings                                        $209,022      175,863
   Adjustments to reconcile net earnings to net
    cash flows from operating activities:
     Depreciation                                        36,421       35,096
     Gain on sales of property, plant, and
      equipment                                            (897)      (1,322)
     (Increase) decrease in:
       Accounts receivable                              (57,749)     (28,247)
       Inventories                                      (31,917)     (10,681)
       Other current assets                             (14,238)      (4,827)
       Other assets and deferred charges                 12,864      (17,088)

     Increase (decrease) in:
       Accounts payable                                  26,958       24,694
       Accrued expenses                                  30,608       19,836
       Income and other taxes payable                    13,303       14,518
       Deferred taxes                                       245       (5,340)
       Other noncurrent liabilities                      17,590       29,222

   Net cash flows - operating activities                242,210      231,724

CASH FLOWS - INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (86,579)     (65,359)
   Proceeds from property retirements                     4,519        3,619
   Purchases of short-term investments               (1,262,925)    (423,492)
   Maturities of short-term investments               1,261,804      413,300

   Net cash flows - investing activities                (83,181)     (71,932)

CASH FLOWS - FINANCING ACTIVITIES

   Dividends paid                                       (63,778)     (59,151)
   Common stock purchased                                (3,504)      (3,757)

   Net cash flows - financing activities                (67,282)     (62,908)

Effect of exchange rate changes on cash and
  cash equivalents                                       (9,688)      (1,022)

Net increase in cash and cash equivalents                82,059       95,862
Cash and cash equivalents at beginning of period        181,233      125,725

Cash and cash equivalents at end of period             $263,292      221,587


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                      $ 88,996       98,319
Interest paid                                          $  1,273          728
Interest and dividends received                        $ 11,322       10,183


All amounts in thousands.


Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                          September 30,     December 31,
                                                   1997              1996
Current assets:
  Cash and cash equivalents                      $ 263,292          181,233
  Short-term investments                           119,776          119,330
  Accounts receivable                              209,614          165,051
   (less allowance for doubtful accounts;
    9/30/97- $8,926; 12/31/96-$8,538)
  Inventories -
    Finished goods                                  61,342           52,859
    Raw materials and supplies                     194,350          180,338
                                                   259,692          233,197
  Other current assets                              31,983           19,674
  Deferred income taxes - current                   10,433           10,939

      Total current assets                         890,790          729,424

Marketable equity securities at fair value          22,275           18,525

  Other assets and deferred charges                 57,644           69,461
  Deferred income taxes - Noncurrent                29,925           27,984

Property, plant and equipment, at cost             840,432          808,046
Less accumulated depreciation                      425,564          419,897
                                                   414,868          388,149
      Total assets                              $1,415,502        1,233,543

Current liabilities:
  Accounts payable                              $   97,170           75,431
  Accrued expenses                                  93,456           66,434
  Dividends payable                                 22,035           19,715
  Income and other taxes payable                    65,668           55,756
  Deferred income taxes - current                      526              816

      Total current liabilities                    278,855          218,152

Deferred income taxes - noncurrent                  27,666           24,390
Other noncurrent liabilities                       107,938           93,570

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued - 92,456 shares at 9/30/97;
               92,066 shares at 12/31/96         12,327           12,275

  Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              23,764 shares at 9/30/97
              24,155 shares at 12/31/96              3,169            3,221

  Additional paid-in capital                           226              238

  Retained earnings                              1,041,436          898,512
  Foreign currency translation adjustment          (56,174)         (14,716)
  Unrealized holding gain                           13,250           10,812
  Common Stock in treasury, at cost - (9/30/97-
    249 shares; 12/31/96-251 shares)               (13,191)         (12,911)
      Total stockholders' equity                     1,001,043          897,431
      Total liabilities & stockholders' equity $ 1,415,502        1,233,543


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Consolidated Statement of Earnings (Condensed) for the three and nine month periods ended September 30, 1997 and 1996, respectively, the Consolidated Statement of Cash Flows (Condensed) for the nine month periods ended September 30, 1997 and 1996, and the Consolidated Balance Sheet (Condensed) at September 30, 1997 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1996 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1996 consolidated financial statements and related notes which are an integral part hereof.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).


                                                    Decrease to
                                                Stockholders' Equity

     Third Quarter                              1997           1996

     Balance at June 30                     $ 44,038          18,491
      Translation adjustment for
      the third quarter                        12,136             668

      Balance at September 30                $ 56,174          19,159

     Nine Months

     Balance at January 1                   $ 14,716           8,038
     Translation adjustment for
       the nine month period                   41,458          11,121

      Balance at September 30                $ 56,174          19,159

3. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

4. On April 23, 1996, the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. In 1996, the Company provided $17 million for related closure costs covering employee severance and costs to maintain and sell the property and incurred an additional $2.4 million in relocation, training and other transition costs related to this plan. Net earnings per share were reduced by $.11 per share as a result of these charges in 1996. Operating income for the three and nine month periods ended September 30, 1997 included a $.1 and a $3.1 million charge, respectively, for relocation and training costs related to this plan. The three and nine month results for 1996 included a $.9 and a $1.5 million charge, respectively, for relocation and training. In addition to the $5.5 million of relocation and training incurred to date, the Company expects to incur another $.2 million for transition related costs during 1997.

     At September 30, 1997, a total of 302 employees have been transferred, retired or terminated and $1.8 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), Earnings Per Share, which is required to be adopted for periods ending on or after December 15, 1997. For the quarter ending December 31, 1997, the Company will be required to change the method currently used to compute earnings per share. The impact of FAS 128 on the basic and diluted earnings per share for the third quarter and first nine months ended September 30, 1997, and September 30, 1996, respectively, is not expected to be material.

                            FORM 10-Q
             PART I - FINANCIAL INFORMATION - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

REVENUES

Net Sales

Net sales for the third quarter and first nine months of 1997 increased by $19.5 million or 4.2% and $78.1 million or 5.7%, respectively, compared with the same periods last year. The increase was primarily due to higher overseas volume and selected worldwide selling price increases which is partially offset by foreign currency translation to a stronger U.S. dollar and lower domestic volume.


Investment and Other Income

Investment and Other Income for the third quarter and first nine months of 1997 increased by $0.8 million or 20.5% and $1.8 million or 17.9%, respectively, compared with the same periods in 1996. The increases are primarily due to higher invested cash balances.


COSTS AND EXPENSES

COST OF SALES

Cost of sales for the third quarter and first nine months of 1997 increased by $5.1 million or 2.5% and $24.5 million or 4.0%, respectively, compared with the same periods last year. The increase was primarily due to higher international shipment volume and slightly higher product costs in 1997, partially reduced by foreign currency translation to a stronger U.S. dollar.

The Company's consolidated gross profit percentages for the third quarter and the first nine months of 1997 and 1996 were:

                                   1997         1996

        Third quarter               56.6%        55.9%
        First nine months          56.6%        55.9%

FACTORY CLOSURE

On April 23, 1996, the Company adopted and announced a plan to close its Santa Cruz, California factory and transfer, retire or terminate the 311 employees at that factory by the second quarter of 1997. In 1996, the Company provided $17 million for related closure costs covering employee severance and costs to maintain and sell the property and incurred an additional $2.4 million in relocation, training and other transition costs related to this plan. Net earnings per share were reduced by $.11 per share as a result of these charges in 1996. Operating income for the three and nine month periods ended September 30, 1997 included a $.1 and a $3.1 million charge, respectively, for relocation and training costs related to this plan. The three and nine month results for 1996 included a $.9 and a $1.5 million charge, respectively, for relocation and training. In addition to the $5.5 million of relocation and training incurred to date, the Company expects to incur another $.2 million for transition related costs during 1997.

At September 30, 1997, a total of 302 employees have been transferred, retired or terminated and $1.8 million in severance costs for the terminated employees has been incurred and charged to the factory closure reserve.

Selling, Distribution, and General Administrative

The selling, distribution, and general administrative expenses for the third quarter and first nine months increased by $10.2 million or 6.2% and $39.8 million or 8.3%, respectively, compared with the same periods last year. These increases were primarily due to higher overall worldwide marketing expenses, partially reduced by foreign currency translation to a stronger U.S. dollar.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            (Cont'd)




INCOME TAXES

The effective tax rates for the third quarter and first nine months of 1997 and 1996 are shown below:

                               1997             1996

    Third quarter              32.4%            37.0%
    First nine months          32.6%            37.1%

The lower 1997 effective rate reflects tax benefits related to increased U.S. tax credits and a more favorable corporate tax structure in France.

NET EARNINGS

Consolidated net earnings for the third quarter of 1997 totaled $69.5 million or $.60 per share, an increase of 13.2% on an earnings per share basis compared to last year's results of $61.2 million or $.53 per share. The Santa Cruz closure decreased 1997's quarterly net earnings by $.1 million and decreased 1996's quarterly net earnings by $.9 million. Excluding the Santa Cruz factory closure costs, consolidated net earnings for the third quarter of 1997 totaled $69.6 million or $.60 per share, an increase of $7.5 million, or 12.1%, and $.07 per share.

Consolidated net earnings for the first nine months of 1997 totaled $209.0 million or $1.80 per share, an increase of 18.4% on an earnings per share basis compared to last year's results of $175.9 million or $1.52 per share. The Santa Cruz closure decreased 1997's net earnings for the first nine months of 1997 by $2.2 million or $.02 per share and decreased 1996's net earnings for the first nine months of 1996 by $12.1 million or $.10 per share. Excluding the Santa Cruz factory closure costs, consolidated net earnings for the first nine months of 1997 totaled $211.2 million or $1.82 per share, an increase of $23.2 million, or 12.4%, and $.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash and cash equivalents and short-term investments totaled $383.1 million compared to $300.6 million at December 31, 1996, an increase of $82.5 million. The ratio of current assets to current liabilities (current ratio) at September 30, 1997 was 3.2 to 1 compared to 3.3 to 1 at December 31, 1996.

Capital expenditures for 1997 are expected to be above 1996 expenditures of
$102.0 million and are expected to be funded from the Company's operations and internal sources.

                            FORM 10-Q

                   PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 10.
(b) The Company has not filed a Form 8-K for the three month period ended
    September 30, 1997.

                            FORM 10-Q

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WM. WRIGLEY JR. COMPANY
                                   (Registrant)


                             By /s/ JOHN F. BARD
                              John F. Bard
                              Senior Vice President
                         Authorized Signatory and Chief Financial
Officer

Date:  November 12, 1997

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

10(d). Deferred Compensation Plan for Non-Employee Directors. Deferred Compensation Plan for Non-Employee Directors is incorporated by reference from Exhibit 10(d) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).    Non-Employee Directors' Stock Retirement Plan.
          Non-Employee Directors' Stock Retirement Plan is incorporated by reference from Exhibit 10(e) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(g). Wm. Wrigley Jr. Company 1997 Management Incentive Plan, a copy of which is attached.

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