Form 10-K
period 1997-12-31
WRIGLEY WILLIAM JR CO
filed 1998-03-25
CIK 108601

                                   March 25, 1998




Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

Gentlemen:

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, we are now filing via electronic transmission, the Wm.
Wrigley Jr. Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

     Paper copies of this report, and accompanying exhibits, are being filed with the New York and Chicago Stock Exchanges, on which the securities of the Company are listed.

                              Sincerely,

                              WM. WRIGLEY JR. COMPANY



                              Howard Malovany
                              Assistant Corporate Secretary
                              and Senior Counsel

HM/tt