Form 10-K/A
period 1997-12-31
WRIGLEY WILLIAM JR CO
filed 1998-03-25
CIK 108601

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 1998, there were outstanding 92,647,677 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on such date) held by non-affiliates was approximately $4,852,021,291. As of January 31, 1998, there were outstanding 23,569,341 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 31, 1998 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $5,417,475,301. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.


               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement, dated February 3, 1998 for the March 3, 1998 Annual Meeting of Stockholders, and of the 1997 Annual Report to Stockholders, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

PART I

Item 1.  Business

(a)  General Development of Business.

     (1) General information. From 1891 to 1903, the Company was operated as a partnership until its incorporation in Illinois as Wm. Wrigley, Jr. & Co. in December 1903. In November 1910, the Company was reincorporated under West Virginia law as Wm. Wrigley Jr. Company, and in October 1927, was reincorporated under the same name under Delaware law.

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

          The Company's brands manufactured and available in the United States are: WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT, BIG RED and WINTERFRESH which account for a majority of the Company's sales volume; FREEDENT, a specially formulated chewing gum which does not stick to most types of dental work, available in three flavors; and EXTRA sugarfree chewing gum, available in four flavors and as bubble gum.

          Except for BIG RED and WINTERFRESH, which have limited availability overseas, the above Wrigley brands are also commonly available in many international markets. Additional brands manufactured and marketed abroad are: ARROWMINT, COOL CRUNCH, DULCE 16, JUICY FRUIT and P.K chewing gums in sugar coated pellet form, FREEDENT and ORBIT sugarfree gums in various flavors, sugarfree WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT and bubble gums HUBBA BUBBA in various flavors, BIG BOY, and BIG G.

          The Company's ten largest markets, by shipments, outside of the United States in 1997 were, in alphabetical order, Australia, Canada, China, France, Germany,
     Philippines, Poland, Russia, Taiwan and the United Kingdom.

          Finished chewing gum is manufactured in three factories in the United States and eleven factories in other countries. Three domestic wholly owned associated companies also manufacture products other than finished chewing gum. Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BUBBLE TAPE, BIG LEAGUE CHEW and other uniquely packaged confections, also has various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies as an important part of its total business. Amurol is also developing export markets, currently the largest being Canada, Brazil and Japan. The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies.

          In 1979, the Company organized its domestic converting operations under the name of Wrico Packaging Division as a separate operating unit of the Company. This division was created to help further the Company's capability to produce improved packaging materials. Currently, Wrico produces about 47% of the Company's domestic printed and other wrapping supplies.

          The Company markets chewing gum primarily through wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets. Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities. Customer orders are usually received by mail, electronically, telephone or telefax and are generally shipped by truck from factory warehouses or leased warehousing facilities. Consumer purchases at the retail level are generated primarily through the Company's advertisements on television and radio, and in newspapers and magazines.

          (ii) New products. While there were no significant new product introductions in 1997, additional or improved flavors were introduced for some product lines in various markets.

          (iii) Sources and availability of raw materials. Raw materials blended to make chewing gum base are available from private contractors and in the open market.

          Sugar, corn syrup, flavoring oils, polyols and aspartame are obtained in the open market, or under contracts, from suppliers in various countries. All other ingredients and necessary packaging materials are also purchased and available on the open market.

          (iv) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately two dozen patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum and continuous chewing gum manufacturing, are deemed of material importance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2017.

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

          Wrigley brands are sold in over 140 countries and territories, although in some cases these markets are relatively small. In most international markets, there are two or three major competitors and generally a half dozen or more other companies competing for a share of the gum market in each instance.

          In all markets in which the Company distributes its products, principal methods of competition are a combination of competitive profit margins to the trade, superior quality, brand recognition, product benefit and a fair consumer price.

          (xi) Research and development. The Company has for many years maintained an active in-house research and development program, and has also contracted outside services for developing and improving Wrigley products, machinery and operations. In relation to the Company's consolidated assets, revenues and aggregate operating expenses, amounts expended in these areas during the last three fiscal years have not been material.

          (xii) Compliance with environmental laws. Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of the Company.

          (xiii) Employees. As of December 31, 1997, the Company employed approximately 8,200 persons worldwide.

     (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.

          Information concerning the Company's operations in different geographic areas for the years ended December 31, 1997, 1996 and 1995 is hereby incorporated by reference from the 1997 Annual Report to Stockholders, on page 19, under the caption "Operations by Geographic Areas," and on page
     22 under the caption "Results of Operations."

Item 2.  Properties

     The information below relates to the principal properties of the Company which are primarily devoted to finished chewing gum production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company's business. All of the finished gum factories listed below operated at least one full shift throughout the year, all but two operated a substantial second shift and eight operated a third shift for much of the year. All properties are owned by the Company unless otherwise indicated. The figures given in the table are approximate.


                                                            Floor Area
    Property and Location                                 (Square Feet)

    FINISHED GUM FACTORIES

    Chicago, Illinois.....................................   1,279,000
    Gainesville, Georgia..................................     460,300
    Yorkville, Illinois...................................     225,000(a)
    Asquith, N.S.W., Australia............................     116,700
    Salzburg, Austria.....................................      22,800
    Don Mills, Ont., Canada...............................     135,200
    Plymouth, England.....................................     282,000
    Biesheim, France......................................     417,100
    Nairobi, Kenya........................................      34,600
    Guangzhou, China, P.R.C...............................     125,900(b)
    Manila, Philippines...................................     100,700(c)
    Taipei, Taiwan, R.O.C.................................      70,500
    Bangalore, India......................................      40,100
    Poznan, Poland........................................     103,200


    RAW MATERIALS PROCESSING FACTORIES

    Edison, New Jersey....................................     536,000
    West Chicago, Illinois................................      40,300
    Biesheim, France......................................      72,000

    OFFICE BUILDING

    Wrigley Building, Chicago, Illinois...................     453,400(d)

     (a) Does not include a 170,000 square foot leased warehouse facility located in West Naperville, Illinois.

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

     (d) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 1997, the Company's offices occupied approximately 142,000 of the 453,400 square feet of rentable space in the building.

     In the case of each factory listed above, there are also included some offices and warehouse facilities. Also, the Company maintains branch sales offices and warehouse facilities in the United States and abroad.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors following the Annual Meeting of Stockholders. The positions and ages listed below are as of December 31, 1997. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.


  Effective
Name and Age                  Position(s) with Registrant            Date(s)

William Wrigley, 64           President and Chief Executive Officer since 1961
Douglas S. Barrie, 64         Group Vice President                  since 1996
                              Group Vice President-International     1984-1995
Ronald O. Cox, 59             Group Vice President                  since 1996
                              Group Vice President-Marketing         1985-1995
John F. Bard, 56              Senior Vice President                 since 1991
Martin J. Geraghty, 61        Senior Vice President-Manufacturing   since 1989
William Wrigley, Jr., 34      Vice President                        since 1991
                              Assistant to the President             1985-1992
Donald E. Balster, 53         Vice President-Production             since 1994
                              Senior Director-U.S. Production        1991-1994
Gary R. Bebee, 51             Vice President-Customer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
David E. Boxell, 56           Vice President-Personnel              since 1992
Susan S. Fox, 39              Vice President-Consumer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
Shaun Kim, 54                 Vice President-Engineering            since 1994
                              Senior Director-Engineering            1988-1994
Dennis R. Mally, 55 (a)       Vice President-Information Services   since 1995
                              Director-Information Services          1993-1994
Dushan Petrovich, 44          Vice President-Controller             since 1996
                              Vice President-Treasurer               1993-1995
                              Treasurer                              1992
Wm. M. Piet, 54               Vice President-Corporate Affairs      since 1988
                              Corporate Secretary                   since 1984
                              Assistant to the President            since 1995
John A. Schafer, 56           Vice President-Purchasing             since 1991
Philip G. Schnell, 53         Vice President-Research & Development since 1994
                              Senior Director-Research &
                              Development                            1988-1994
Christafor E. Sundstrom, 49   Vice President-Corporate Development  since 1988
J.E. Dy-Liacco, 66 (b)        Vice President-International          since 1980
                              President-Wrigley & Co., Ltd., Japan  since 1981
                              President-Wrigley Philippines, Inc.   since 1981
Philip G. Hamilton, 57        Vice President-International          since 1993
                              Managing Director, The Wrigley
                              Company Limited, England              since 1986
Jon Orving, 48                Vice President-International          since 1993
                              Managing Director, Wrigley
                              Scandinavia AB, Sweden                since 1983
Stefan Pfander, 54            Managing-Director-Europe              since 1996
                              Vice President-International          since 1992
                              Co-Managing Director of Wrigley
                              GmbH, Munich, Germany                 since 1981
Philip C. Johnson, 52         Senior Director, Benefits &
                              Compensation                          since 1995
                              Assistant Vice President-Personnel     1991-1995
Alan J. Schneider, 52 (c)     Treasurer                             since 1996
John H. Sutton, 66            General Manager-Converting Division   since 1979

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

          (b) Mr. Dy-Liacco retired on December 31, 1997, but will continue to provide management services as a consultant.

          (c) Mr. Schneider joined the Company in August 1996 as Treasurer with responsibility for treasury, tax and credit functions. He previously served CBI Industries, Inc. of Oak Brook, Illinois, an international manufacturer of industrial gases and metal plate surfaces, as Vice President-Finance and Chief Financial Officer, having joined that company in 1987 and serving in various financial capacities over the years, including Controller and Vice President.

          At the meeting of the Board of Directors immediately following the annual stockholders meeting of March 3, 1998, all officers set forth in the schedule above, except Mr. Dy-Liacco, were re-elected for a one-year term to their positions in the Company.


                             PART II

Item 5.  Market for Registrant's Common Stock, Dividend and
         Stockholder Information

     At December 31, 1997, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

     As of January 31, 1998, there were 36,347 stockholders of record holding Common Stock and 4,143 stockholders of record holding Class B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, for the two-year period ended December 31, 1997, is set forth in the Company's 1997 Annual Report to Stockholders, on page 26, under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

Item 6.  Selected Financial Data

     An eleven-year summary of selected financial data for the Company is set forth in the Company's 1997 Annual Report to Stockholders under the following captions and page numbers:
"Operating Data" and "Other Financial Data", on pages 24 and 25, and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is set forth in the Company's
1997 Annual Report to Stockholders on pages 22 and 23 and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

     Disclosure about market risk is set forth on page 23 of the Company's 1997 Annual Report to Stockholders under the heading
"Market Risk" and is incorporated hereby by reference.

Item 8.  Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are set forth in the Company's 1997 Annual Report to Stockholders on pages 7 through 21 and selected unaudited quarterly data-consolidated results, for the years ended December 31, 1997 and 1996 are set forth in the Company's 1997 Annual Report to Stockholders on page 26, and all such pages are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

      None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and nominees for directorship is set forth in the Company's definitive Proxy Statement, dated February 3, 1998, for the Annual Meeting of Stockholders on March 3, 1998, on pages 2 through 4, under the caption "Election of Directors" and is incorporated herein by reference. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in
Part I hereof.


Item 11.  Executive Compensation

     Information regarding the compensation of directors and executive officers is set forth in the Company's definitive Proxy Statement, dated February 3, 1998, for the Annual Meeting of Stockholders on March 3, 1998, on pages 7 and 8, and 10 through 17 under the general captions "Compensation of Directors" and "Executive Compensation", respectively, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company's definitive Proxy Statement, dated February 3, 1998, for the Annual Meeting of Stockholders on March 3, 1998, on pages 5 through 7 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 3, 1998, for the Annual Meeting of Stockholders on March 3, 1998 under the following captions and page numbers: "Election of Directors", on page 2, regarding Mr. William Wrigley and Mr. William Wrigley, Jr. and "Security Ownership of Certain Beneficial Owners", on page 6, regarding the Offield family and Mr. Wrigley.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

     (a)  1, 2.  Financial Statements and Financial Statement
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

Date:  March 25, 1998               WM. WRIGLEY JR. COMPANY
                                          (Registrant)

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

        Signature                  Title

           *                   President, Chief
    William Wrigley            Executive Officer,
                               Director

/s/ JOHN F. BARD               Senior Vice President
    John F. Bard               (Principal Financial Officer)

/s/ DUSHAN PETROVICH           Vice President-Controller
    Dushan Petrovich           (Principal Accounting Officer)

           *                   Director
   Charles F. Allison III

           *                   Director
   Douglas S. Barrie

           *                   Director
   Lee Phillip Bell

           *                   Director    *By/s/ HOWARD MALOVANY
   Thomas A. Knowlton                           Howard Malovany
                                                Attorney-in-Fact
           *                   Director
   Penny Pritzker                           Date:  March 25, 1998

           *                   Director
   Steven B. Sample

           *                   Director
   Alex Shumate

           *                   Director
   Richard K. Smucker

           *                   Director
   William Wrigley, Jr.

                                                  Exhibit 23.

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 28, 1998, included in the 1997 Annual Report to
Stockholders of Wm. Wrigley Jr. Company.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-43738 and 33-22788) pertaining to the Special Investment and Savings Plan for Wrigley Employees and the Wm. Wrigley Jr. Company Management Incentive Plan of our report dated January 28, 1998, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1997.




 /s/    ERNST & YOUNG LLP
        Ernst & Young LLP


Chicago, Illinois
March 25, 1998


                                                       WM. WRIGLEY JR. COMPANY


                                                    INDEX TO FINANCIAL STATEMENTS
                                                  AND FINANCIAL STATEMENT SCHEDULES
                                                            (Item 14(a))



                                                                           Reference
                                                                    Form        Annual Report
                                                                    10-K             to
                                                                    Report       Stockholders
Data incorporated by reference from the 1997 Annual Report
 to Stockholders of Wm. Wrigley Jr. Company:
   Consolidated balance sheet at December 31, 1997 and 1996........                   8-9
   For the years ended December 31, 1997, 1996 and 1995:
       Consolidated statement of earnings..........................                     7
       Consolidated statement of cash flows........................                    10
       Consolidated statement of stockholders' equity..............                    11
       Accounting policies and notes to consolidated financial
       statements..................................................                 12-19
Consolidated financial statement schedule for the years ended
        December 31, 1997, 1996 and 1995:
Valuation and qualifying accounts..................................    F-2

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or accounting policies and notes thereto.

     With the exception of the pages listed in the above index and the Items referred to in Items, 1,5,6,7, and 8 of this Form
10-K Report, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.


                                                      WM. WRIGLEY JR. COMPANY

                                           Schedule II - Valuation and Qualifying Accounts
                                            Years ended December 31, 1997, 1996 and 1995
                                                           (In Thousands)


     Column A             Column B             Column C               Column D      Column E
                                               Additions
                         Balance at    Charged to     Charged to
                         Beginning     Costs and    Other Accounts  Deductions-     Balance at
    Description          of Period      Expenses       Describe      Describe(A)   End of Period

1997:
   Allowance for
    doubtful accounts...  $8,538          1,434                        2,448           7,524

1996:
   Allowance for
    doubtful accounts...  $9,060          2,080                        2,602           8,538

1995:
   Allowance for
    doubtful accounts...  $6,645          2,754                          339           9,060



(A)  Uncollectable accounts written-off, net of recoveries.

                           WM. WRIGLEY JR. COMPANY
                    AND WHOLLY OWNED ASSOCIATED COMPANIES

                              INDEX TO EXHIBITS
                                 (Item 14(a))
Exhibit
Number                       Description of Exhibit

          Proxy Statement of the Registrant, dated February 3,
          1998, for the March 3, 1998 Annual Meeting of
          Stockholders, is hereby incorporated by reference.

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

10(f).    Wm. Wrigley Jr. Company 1997 Management Incentive Plan.
          Incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the fiscal quarter ended
          September 30, 1997.

13.       1997 Annual Report to Stockholders of the Registrant.

21.       Subsidiaries of the Registrant.

23.       Consent of Independent Auditors.  (See page 12)

24 (a).   Power of Attorney.

24 (b).   Power of Attorney.

27.       Financial Data Schedule.

99.       Forward-Looking Statements.
--------------------
Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.