Form 10-Q
period 1998-03-31
WRIGLEY WILLIAM JR CO
filed 1998-05-14
CIK 108601

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549


(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

For Quarter Ended March 31, 1998  Commission file number 1-800



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

92,746,656 shares of Common Stock and 23,467,723 shares of Class B Common Stock were outstanding as of April 15, 1998.

                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                               Three Months Ended
                                                    March 31,
                                                1998        1997
Revenues:
  Net sales                                $   469,319   447,607
  Investment and other income                    3,904        3,556

      Total revenues                           473,223      451,163

Costs and expenses:
  Cost of sales                               200,393      196,066
  Costs (gain) related to factory closure     (10,404)       1,254
  Selling, distribution, and
    general administrative                    169,999      159,168
  Interest                                        185          319

      Total costs and expenses                360,173      356,807

Earnings before income taxes                  113,050       94,356

Income taxes                                   36,944       31,507

Net earnings                              $    76,106       62,849

Net earnings per average share of
  common stock (basic and diluted)        $       .66          .54

Dividends declared per share of
  common stock                            $       .20          .19

Average number of shares
  outstanding for the period                  115,933      115,975


All amounts in thousands except for per share values.

Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                        Three Months Ended
                                                             March 31,
                                                          1998         1997

OPERATING ACTIVITIES

   Net earnings                                        $  76,106      62,849
   Adjustments to reconcile net earnings to net
    cash flows provided by operating activities:
     Depreciation                                         12,900      11,573
     Gain on sales of property, plant, and
      equipment                                              (71)       (10)
     Gain related to factory closure                     (10,404)         0
     (Increase) decrease in:
       Accounts receivable                               (27,564)   (29,180)
       Inventories                                        (9,984)   (22,814)
       Other current assets                               (5,371)   (15,124)
       Other assets and deferred charges                  (7,812)     3,064
     Increase (decrease) in:
       Accounts payable                                    6,528     10,011
       Accrued expenses                                   11,608      6,663
       Income and other taxes payable                     18,478     16,462
       Deferred taxes                                      3,162      1,364
       Other noncurrent liabilities                          626      3,966

   Net cash provided by operating activities              68,202     48,824

INVESTING ACTIVITIES

   Additions to property, plant, and equipment           (24,591)   (17,584)
   Proceeds from property retirements                      7,884        307
   Purchases of short-term investments                   (52,990)  (442,008)
   Maturities of short-term investments                   44,775     446,934

   Net cash used in investing activities                 (24,922)   (12,351)

FINANCING ACTIVITIES

   Dividends paid                                        (22,034)   (19,714)
   Common stock purchased                                 (7,150)    (1,130)

   Net cash used in financing activities                 (29,184)   (20,844)

Effect of exchange rate changes on cash and
  cash equivalents                                          (202)    (1,260)

Net increase in cash and cash equivalents                  13,894    14,369
Cash and cash equivalents at beginning of period          206,627   181,233

Cash and cash equivalents at end of period             $ 220,521    195,602

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                      $  14,499     14,429
Interest paid                                          $     659        795
Interest and dividends received                        $   4,432      3,308


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                          March 31,       December 31,
                                                 1998              1997
Current assets:
  Cash and cash equivalents                  $  220,521            206,627
  Short-term investments, at amortized cost     128,934            120,728
  Accounts receivable
   (less allowance for doubtful accounts;
    3/31/98- $7,565; 12/31/97-$7,524)           202,640            175,967
  Inventories -
    Finished goods                               62,481             63,912
    Raw materials and supplies                  194,153            183,480
                                                256,634            247,392
  Other current assets                           35,842             30,538
  Deferred income taxes - current                12,911             16,421
     Total current assets                      857,482             797,673
Marketable equity securities at fair value       31,475             26,375

  Other assets and deferred charges              70,315             59,566
  Deferred income taxes - noncurrent             29,455             29,038

Property, plant and equipment, at cost          867,027            870,872
Less accumulated depreciation                   430,633            440,398
  Net property, plant, and equipment            436,394            430,474
      Total assets                           $1,425,121          1,343,126

Current liabilities:
  Accounts payable                           $   77,153             71,001
  Accrued expenses                               81,971             78,378
  Dividends payable                              23,181             22,034
  Income and other taxes payable                 71,771             53,460
  Deferred income taxes - current                   560                943

      Total current liabilities                 254,636            225,816
Deferred income taxes - noncurrent               33,035             30,874
Other noncurrent liabilities                    101,344            101,057
Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued - 92,741 shares at 3/31/98;
               92,545 shares at 12/31/97         12,359             12,339
Class B Common Stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              23,479 shares at 3/31/98;
              23,676 shares at 12/31/97           3,137              3,157

  Additional paid-in capital                        272                226

  Retained earnings                           1,085,064           1,032,139
  Foreign currency translation adjustment       (66,517)            (65,034)
  Unrealized holding gain on marketable
     equity securities                           19,230              15,915
  Common Stock in treasury, at cost -
     (3/31/98-315 shares; 12/31/97 -
      252 shares)                               (17,439)            (13,363)
       Total stockholders' equity             1,036,106             985,379

       Total liabilities & stockholders'
           equity                           $ 1,425,121           1,343,126


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                          FORM 10-Q

                   WM. WRIGLEY JR. COMPANY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Consolidated Statements of Earnings (Condensed) and of Cash Flows (Condensed) for the three month periods ended March 31, 1998 and 1997, and the Consolidated Balance Sheet (Condensed) at March 31, 1998 are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1997 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1997 consolidated financial statements and related notes which are an integral part thereof.

2. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars):


                                                    Decrease to
                                                Stockholders' Equity

                                           1998           1997
     Balance at January 1                    $ 65,034         14,716
      Translation adjustment for
       the quarter                               1,483         17,907

      Balance at March 31                     $ 66,517         32,623


3. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

4. In April 1996, as part of a plan to realign U.S. production capacity, the Company announced its intent to close its Santa Cruz, California factory and transfer, retire, or terminate the 311 employees at that factory by the second quarter of 1997. In 1996, the Company provided $17,000,000 for related closure costs covering employee severance and costs to maintain and sell the property.

     On January 22, 1998, the Company sold its real estate holding in Santa Cruz, California. In the first quarter of 1998, the Company recorded a pretax gain of approximately $10,404,000 and net earnings of approximately $6,763,000 or $.06 per share related to the sale of the property.

     At March 31, 1998, all 311 employees have been transferred, retired or terminated and $7,587,000 in severance and closure costs have been incurred and charged against the reserve.

5. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement, which is effective for periods ending on or after December 15, 1997, changed the method for computing earnings per share. Under this method, there is no difference between basic and diluted earnings per share for the quarters ended March 31, 1998 and March 31, 1997. SFAS No. 128 did not affect current or previously reported earnings per share.

                          FORM 10-Q

                   WM. WRIGLEY JR. COMPANY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)



6.   In 1997, the Financial Accounting Standards Board issued
     SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for periods beginning after December 15, 1997.

     An analysis of comprehensive income for the three months ended March 31, 1998 and March 31, 1997 is provided below
     (in thousands of dollars).


                                         Three Months Ended
                                              March 31,
                                         1998           1997


     Net earnings                            $ 76,106    62,849
      Other comprehensive income, before tax
       Foreign currency translation
         adjustments                         (1,483)    (17,907)
       Unrealized holding gains on
         securities                           5,100        (269)
     Other comprehensive income, before tax   3,617     (18,176)
     Income tax expense related to items of
       other comprehensive income            (1,785)         94
     Other comprehensive income, net of tax   1,832     (18,082)

      Total comprehensive income           $ 77,938      44,767


7. In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for periods beginning after December 15, 1997. However, SFAS No. 131 disclosure is not required for interim financial statements in the initial year of application. The Company will begin disclosing segment information in accordance with SFAS No. 131 in its 1998 annual report.

                          FORM 10-Q
           PART I - FINANCIAL INFORMATION - ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


NET SALES

Net sales for the first three months of 1998 increased by $21.7 million or 5%, compared with the same period last year. Higher shipments increased net sales by 8% while selected selling price increases and favorable mix increased sales by 2%. Translation of sales from foreign currencies to U.S. dollars reduced reported net sales by approximately 5%.

COST OF SALES AND GROSS PROFIT

Cost of sales for the first three months of 1998 increased by $4.3 million or 2% compared with the same period last year. Excluding the effect of foreign currency translation, cost of sales in the first quarter of 1998 increased by about 9% from the same period in 1997, mainly due to increased international volume. Excluding the impacts of the closure and subsequent sale of the Santa Cruz factory, consolidated gross profit in the first quarter of 1998 was $268.9 million, an increase of $17.4 million or nearly 7% from the first quarter of 1997. The consolidated gross profit margin on net sales was 57.3% for 1998's first quarter, up from 56.2% in the first quarter of 1997. The improvement in gross profit percent reflects favorable price/mix primarily in the international markets and favorable cost/mix in the U.S. market.

SELLING, DISTRIBUTION, AND GENERAL ADMINISTRATIVE EXPENSES

Consolidated selling, distribution, and general administrative expenses for the first three months increased by $10.8 million or 7% compared to the same period last year. Excluding the effects of foreign currency translation, the increase was about 13% in the first quarter of 1998, primarily due to higher international selling and marketing expenditures.

INCOME TAXES

Income taxes in the first quarter increased $5.4 million or 17% from 1997's first quarter. The effective tax rates for the first three months of 1998 and 1997 are shown below.


                                   1998      1997
     First three months            32.7%          33.4%

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          (Cont'd)



NET EARNINGS

Consolidated net earnings for the first three months of 1998 totaled $76.1 million or $.66 per share, an increase of 22% on an earnings per share basis compared to last year's earnings of $62.8 million or $.54 per share. Excluding Santa Cruz, consolidated net earnings for the first three months of 1998 totaled $69.3 million or $.60 per share, an increase of 9% on an earnings per share basis compared to last year's earnings of $63.7 million or $.55 per share.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT RATIO

The Company has a current ratio (current assets divided by current liabilities) in excess of 3 to 1 at March 31, 1998 and December 31, 1997.

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT

Capital expenditures for 1998 are expected to be above 1997 expenditures of $127 million and are expected to be funded from the Company's operations and internal sources.

OTHER MATTERS

SALE OF THE SANTA CRUZ FACTORY

In April 1996, as part of a plan to realign U.S. production capacity, the Company announced its intent to close its Santa Cruz, California factory and transfer, retire, or terminate the 311 employees at that factory by the second quarter of 1997.
In 1996, the Company provided $17 million for related closure costs covering employee severance and costs to maintain and sell the property.

On January 22, 1998, the Company sold its real estate holding in Santa Cruz, California. In the first quarter of 1998, the
Company recorded a pretax gain     of approximately $10.4
million and net earnings of approximately $6.8 million or $.06 per share related to the sale of the property.

At March 31, 1998, all 311 employees have been transferred, retired or terminated and $7.6 million in severance and closure costs have been incurred and charged against the reserve.

MARKET RISK

Inherent in the Company's operations are certain risks related to foreign currency, interest rates, and the equity markets. The Company identifies these risks and mitigates their financial impact through its corporate policies and hedging activities. The Company has determined that movements in market values of financial instruments used to mitigate identified risks are not expected to have a material impact on future earnings, cash flows, or reported fair values.

                         FORM 10-Q

                 PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security Holders

   The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 3, 1998 to consider the following proposals: (1) the election of directors to serve for the ensuing year; and (2) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1998. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

     Proposal 1. Election of directors. With each class of stock voting together, a total of 329,187,033 votes were eligible to be cast and a total of 295,372,863 were submitted with respect to each nominee as follows:


            Nominee                    For             % For           Withheld
     Charles F. Allison III        294,910,960         99.84            461,903
     Douglas S. Barrie             295,046,644         99.89            326,219
     Lee Phillip Bell              294,972,532         99.86            400,331
     Thomas A. Knowlton            294,886,869         99.84            485,994
     Penny Pritzker                294,879,986         99.83            492,877
     Steven B. Sample              294,904,805         99.84            468,058
     Alex Shumate                  294,834,693         99.82            538,170
     Richard K. Smucker            294,965,926         99.86            406,937
     William Wrigley               295,035,783         99.89            337,080
     William Wrigley, Jr.          295,044,571         99.89            328,292

     Proposal 2. Ratification of Auditors. With each class of stock voting together, a total of 329,187,033 votes were eligible to be cast and a total of 295,372,863 were submitted as follows:


              For               Against            Abstain
          294,549,075            443,909            379,879


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 11.
(b) The Company has not filed a Form 8-K for the three month period ended March 31, 1998.

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

Date  May 14, 1998

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

10(e). Stock Deferral Plan for Non-Employee Directors. The Stock Deferral Plan for Non-Employee Directors (formerly the Non-Employee Director's Stock Retirement Plan) is incorporated by reference from
          Exhibit 10(e) of the Company's Annual Report on Form 10-K filed for the fiscal year ended
          December 31, 1995.

10(g).    Wm. Wrigley Jr. Company 1997 Management Incentive
          Plan is incorporated by reference from Exhibit
          10(g) of the Company's Quarterly report on Form 10-Q for the quarter ended September
          30, 1997.

27.       Financial Data Schedules.

99.       Forward-Looking Statements.  Forward-Looking
          Statements are incorporated by reference from
          Exhibit 99 of the Company's Annual Report on
          Form 10-K filed for the fiscal year ended
          December 31, 1997.

--------------------

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.