Form 10-Q
period 1998-06-30
WRIGLEY WILLIAM JR CO
filed 1998-08-13
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to



For Quarter Ended   June 30, 1998     Commission file number 1-800



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

92,858,447 shares of Common Stock and 23,355,932 shares of Class B Common Stock were outstanding as of July 15, 1998.

                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                      1998         1997         1998        1997
Revenues:
  Net sales                       $   541,162      521,272    1,010,481     968,879
  Investment and other income           4,567        4,001        8,471       7,557

      Total revenues                  545,729      525,273    1,018,952     976,436

Costs and expenses:
  Cost of sales                       226,854      225,348      427,247     421,414
  Costs (gain) related to
     factory closure                       0        1,760      (10,404)      3,014
  Selling, distribution, and
    general administrative            193,543      184,824      363,542     343,992
  Interest                                179          317          364         636

      Total costs and expenses        420,576      412,249      780,749     769,056

Earnings before income taxes          125,153      113,024      238,203     207,380

Income taxes                           40,611       36,377       77,555      67,884

Net earnings                      $    84,542       76,647      160,648     139,496

Net earnings per average share of
  common stock (basic
  and diluted)                    $       .73          .66         1.39        1.20

Dividends declared per share of
  common stock                    $       .20          .19          .40         .38

Average number of shares
  outstanding for the period      $   115,908      115,961      115,920     115,959


All amounts in thousands except for per share values.


Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                           Six Months Ended
                                                               June 30,
                                                          1998         1997

OPERATING ACTIVITIES

   Net earnings                                        $160,648      139,496
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation                                        26,453       23,531
     (Gain) loss on sales of property, plant,
      and equipment                                        185         (254)
     (Gain) related to factory closure                  (10,404)           0
     (Increase) in:
       Accounts receivable                              (47,473)     (44,957)
       Inventories                                       (5,682)     (12,270)
       Other current assets                              (6,745)     (17,879)
       Other assets and deferred charges                (12,171)     (25,711)
     Increase in:
       Accounts payable                                   6,304       23,660
       Accrued expenses                                  23,674       26,689
       Income and other taxes payable                     3,681        6,474
       Deferred taxes                                     4,428          712
       Other noncurrent liabilities                       6,868       11,341

   Net cash provided by operating activities            149,766      130,832

INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (60,946)     (41,004)
   Proceeds from property retirements                     8,058        2,661
   Purchases of short-term investments                  (70,374)     (80,643)
   Maturities of short-term investments                  63,611       88,471

   Net cash used in investing activities                (59,651)     (30,515)

FINANCING ACTIVITIES

   Dividends paid                                       (45,215)     (41,745)
   Common stock purchased                                (7,359)      (3,392)

   Net cash used in financing activities                (52,574)     (45,137)

Effect of exchange rate changes on cash and
  cash equivalents                                       (1,776)      (4,942)

Net increase in cash and cash equivalents                35,765       50,238
Cash and cash equivalents at beginning of period        206,627      181,233

Cash and cash equivalents at end of period             $242,392      231,471

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                      $ 70,360       63,240
Interest paid                                          $    752        1,096
Interest and dividends received                        $  8,496        7,209


All amounts in thousands.


Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                   June 30,        December 31,
                                                     1998              1997

Current assets:
  Cash and cash equivalents                           $ 242,392            206,627
  Short-term investments, at amortized cost             127,443            120,728

  Accounts receivable
   (less allowance for doubtful accounts;
    6/30/98- $7,607; 12/31/97-$7,524)                   222,724            175,967
  Inventories -
    Finished goods                                       59,250             63,912
    Raw materials and supplies                          192,518            183,480
                                                        251,768            247,392
  Other current assets                                   37,044             30,538
  Deferred income taxes - current                        12,903             16,421
     Total current assets                               894,274            797,673

Marketable equity securities at fair value               28,062             26,375

  Deferred charges and other assets                      74,053             59,566
  Deferred income taxes - noncurrent                     28,887             29,038

Property, plant and equipment, at cost                  896,905            870,872
Less accumulated depreciation                           440,537            440,398
  Net property, plant, and equipment                    456,368            430,474
      Total assets                                   $1,481,644          1,343,126

Current liabilities:
  Accounts payable                                   $   76,911             71,001
  Accrued expenses                                       93,901             78,378
  Dividends payable                                      23,182             22,034
  Income and other taxes payable                         57,083             53,460
  Deferred income taxes - current                           582                943

      Total current liabilities                         251,659            225,816

Deferred income taxes - noncurrent                       32,563             30,874
Other noncurrent liabilities                            107,720            101,057

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued - 92,838 shares at 6/30/98;
               92,545 shares at 12/31/97                 12,378             12,339
      Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              23,383 shares at 6/30/98;
              23,676 shares at 12/31/97                   3,118              3,157

  Additional paid-in capital                                272                226

Retained earnings                                     1,146,424          1,032,139
Foreign currency translation adjustment                 (71,283)           (65,034)
Unrealized holding gains on marketable
   equity securities                                     17,011             15,915
Common stock in treasury, at cost - (6/30/98-
  313 shares; 12/31/97-252 shares)                      (18,218)           (13,363)
       Total stockholders' equity                     1,089,702            985,379
       Total liabilities & stockholders' equity     $ 1,481,644          1,343,126


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Consolidated Statement of Earnings (Condensed) for the three month and the six month periods ended June 30, 1998 and 1997, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 1998 and 1997, and the Consolidated Balance Sheet(Condensed) at June 30, 1998, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods, and have been prepared on a basis consistent with the 1997 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1997 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 1997 have been reclassified to conform to the 1998 presentation.

2. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3. On January 22, 1998, the Company sold its real estate holding in
     Santa Cruz, California.  For the first six months of 1998, the

     Company recorded a pretax gain of approximately $10,404,000 and net earnings of approximately $6,763,000 or $.06 per share related to the sale of the property.

4. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                                 Decrease to
                                            Stockholders' Equity
     Second Quarter                              1998           1997

     Balance at April 1                      $ 66,517         32,623
       Translation adjustment for
       the second quarter                       4,766         11,415

      Balance at June 30                     $ 71,283         44,038


     Six Months                                  1998           1997

     Balance at January 1                    $ 65,034         14,716
       Translation adjustment for
       the first six months                     6,249         29,322

      Balance at June 30                     $ 71,283         44,038


5. An analysis of comprehensive income is provided below (in thousands of dollars).

                                      Three Months Ended          Six Months Ended
                                           June 30,                  June 30,
                                      1998          1997         1998        1997
      Net earnings                 $  84,542       76,647      160,648      139,496
      Other comprehensive income,
      before tax
        Foreign currency
         translation adjustments     (4,766)     (11,415)      (6,249)     (29,322)
         Unrealized holding gains
         on securities               (3,414)       1,918        1,686        1,649

      Other comprehensive income,
       before tax                     (8,180)      (9,497)      (4,563)     (27,673)
      Income tax expense related to
       items of other comprehensive
       income                          1,195         (671)        (590)        (577)
      Other comprehensive income,
       net of tax                     (6,985)     (10,168)      (5,153)     (28,250)

      Total comprehensive income   $  77,557       66,479      155,495      111,246


                            FORM 10-Q
             PART I - FINANCIAL INFORMATION - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net Sales

Net sales for the second quarter of 1998 increased by $19.9 million or 4% compared with the same period last year. Higher shipments increased net sales by 5% while selected selling price increases and favorable mix increased sales by 3%. Translation of sales from foreign currencies to U.S. dollars reduced reported net sales by approximately 4%.

Net sales for the first six months of 1998 increased by $41.6 million or 4% compared with the same period last year. Higher shipments increased net sales by 6% while selected selling price increases and favorable mix increased sales by 3%. Translation of sales from foreign currencies to U.S. dollars reduced reported net sales by approximately 5%.

Costs of Sales and Gross Profit

Cost of sales for the second quarter of 1998 increased by $1.5 million or 1% compared with the same period last year. Excluding the effect of foreign currency translation, cost of sales in the second quarter of 1998 increased by about 5% from the same period in 1997, mainly due to increased international volume. Excluding the impact of the closure of the Santa Cruz factory, consolidated gross profit in the second quarter of 1998 was $314.3 million, an increase of $18.4 million or 6% from the second quarter of 1997. The consolidated gross profit margin on net sales was 58.1% for 1998's second quarter, up from 56.8% in the second quarter of 1997. The improvement in gross profit percentage reflects selected selling price increases and favorable mix primarily in the international markets and lower production costs in the U.S. market.

Cost of sales for the first six months of 1998 increased by $5.8 million or 1% compared with the same period last year. Excluding the effect of foreign currency translation, cost of sales in the first six months of 1998 increased by about 6% from the same period in 1997, mainly due to increased international volume. Excluding the impacts of the closure and subsequent sale of the Santa Cruz factory, consolidated gross profit in the first six months of 1998 was $583.2 million, an increase of $35.8 million or nearly 7% from the first six months of 1997. The consolidated gross profit margin on net sales was 57.7% for 1998's first six months up from 56.5% in the first six months of 1997. The improvement in gross profit percent reflects favorable mix and selected selling price increases primarily in the international markets and lower production costs and favorable mix in the U.S. market.

Selling, Distribution, and General Administrative Expenses

Consolidated selling, distribution, and general administrative expenses for the second quarter increased by $8.7 million or 5% compared to the same period last year. Excluding the effects of foreign currency translation, the increase was about 9% in the second quarter of 1998, primarily due to higher international selling and marketing expenditures.

Consolidated selling, distribution, and general administrative expenses for the first six months increased by $19.6 million or 6% compared to the same period last year. Excluding the effects of foreign currency translation, the increase was about 11% in the first six months of 1998, primarily due to higher international selling and marketing expenditures.

Income Taxes

Income taxes in the second quarter increased $4.2 million or 12% from 1997's second quarter. Income taxes in the first six months increased $9.7 million or 14% from 1997's first six months. The effective tax rates for the second quarter and first six months of 1998 and 1997 are shown below.

                                   1998         1997

        Second quarter             32.4%        32.2%
        First six months           32.6%        32.7%

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            (Cont'd)


Net Earnings

Consolidated net earnings for the second quarter of 1998 totaled $84.5 million or $.73 per share, an increase of 11% on an earnings per share basis compared to last year's earnings of $76.6 million or $.66 per share. Excluding Santa Cruz, consolidated net earnings for the second quarter of 1998 totaled $84.5 million or $.73 per share, an increase of 9% on an earnings per share basis compared to last year's earnings of $77.8 million or $.67 per share.

Consolidated net earnings for the first six months of 1998 totaled $160.6 million or or $1.39 per share, an increase of 16% on an earnings per share basis compared to last year's earnings of $139.5 million or $1.20 per share. Excluding Santa Cruz, consolidated net earnings for the first six months of 1998 totaled $153.9 million or $1.33 per share, an increase of 9% on an earnings per share basis compared to last year's earnings of $141.6 million or $1.22 per share.

LIQUIDITY AND CAPITAL RESOURCES

Current Ratio

The Company has a current ratio (current assets divided by current liabilities) in excess of 3 to 1 at June 30, 1998 and December 31, 1997.

Additions to Property, Plant, and Equipment

Capital expenditures for 1998 are expected to be above 1997 expenditures of $127 million and are expected to be funded from the Company's cash flow from operations and internal sources.

OTHER MATTERS

Year 2000

The Company recognizes the potential business impacts related to the Year 2000 technology issue. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in processing failures or errors. The Company began to address this issue in 1995, and is currently implementing appropriate measures to ensure its business operations are not impeded by the millennium change. The Company continues to review Year 2000 issues with its suppliers, customers, and other business partners and has made and will continue to make investments in its computer systems, manufacturing equipment, facilities, and business processes to ensure they are year 2000 ready. The Company expects to incur approximately $10,000,000 in 1998 in its Year 2000 readiness efforts. Costs incurred after 1998 are not expected to be significant.

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

                            FORM 10-Q

                   PART II - OTHER INFORMATION



Item 5. Other Information

1. Stockholder Proposals for 1999 Annual Meeting. If any stockholder intends to present a proposal to be considered for action at the 1999 Annual Meeting of Stockholders and for inclusion in the Company's proxy statement and form of proxy for that meeting, the proposal must be in proper form and received in writing by the Secretary of the Company on or before October 6, 1998.

     If any stockholder intends to submit a proposal to a vote of stockholders at the 1999 Annual Meeting of Stockholders, but not for inclusion in the Company's proxy statement and form of proxy, unless the proposal is submitted in writing in proper form to the Secretary of the Company on or before December 18, 1998, at the Annual Meeting management proxies can use their discretionary authority to vote on such proposal at that Annual Meeting.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Exhibit Index on page 10.
(b) The Company has not filed a Form 8-K for the three month period ended June 30, 1998.

                            FORM 10-Q

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WM. WRIGLEY JR. COMPANY
                                   (Registrant)



                             By /s/DUSHAN PETROVICH
                                   Dushan Petrovich
                                   Vice President - Controller
                                   Authorized Signatory and Chief
                                   Accounting Officer


Date August 13, 1998

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

10(e). Stock Deferral Plan for Non-Employee Directors. The Stock Deferral Plan for Non Employee Directors is incorporated by reference from Exhibit 10(e) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

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