Form 10-Q
period 1998-09-30
WRIGLEY WILLIAM JR CO
filed 1998-11-12
CIK 108601

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to



For Quarter Ended September 30, 1998 Commission file number
                                                      1-800



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

92,932,204 shares of Common Stock and 23,282,175 shares of Class B Common Stock were outstanding as of October 15, 1998.


                                                                         FORM 10-Q

                                                          PART I - FINANCIAL INFORMATION - ITEM 1

                                                                  WM. WRIGLEY JR. COMPANY

                                                      CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                     Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                      1998         1997         1998        1997
Revenues:
  Net sales                       $   493,955      481,938    1,504,436   1,450,817
  Investment and other income           4,920        4,442       13,391      11,999

      Total revenues                  498,875      486,380    1,517,827   1,462,816

Costs and expenses:
  Cost of sales                       207,140      208,931      634,387     630,345
  Costs (gain) related to
      factory closure                       0           92      (10,404)      3,106
  Selling, distribution, and
    general administrative            182,887      174,212      546,429     518,204
  Interest                                165          183          529         819

      Total costs and expenses        390,192      383,418    1,170,941   1,152,474

Earnings before income taxes          108,683      102,962      346,886     310,342

Income taxes                           35,588       33,436      113,143     101,320

Net earnings                      $    73,095       69,526      233,743     209,022

Net earnings per average share of
  common stock (basic
  and diluted)                    $       .63          .60         2.02        1.80

Dividends declared per share of
  common stock                    $       .20          .19          .60         .57
Average number of shares
  outstanding for the period          115,907      115,968      115,916     115,962


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


                                                                         FORM 10-Q

                                                     PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                                  WM. WRIGLEY JR. COMPANY
                                                     CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                          Nine Months Ended
                                                             September 30,
                                                          1998         1997
OPERATING ACTIVITIES

   Net earnings                                        $233,743      209,022
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation                                        40,469       36,421
     (Gain) loss on sales of property, plant,
       and equipment                                        (40)        (897)
     (Gain) related to factory closure                  (10,404)           0
     (Increase) decrease in:
       Accounts receivable                              (49,295)     (57,749)
       Inventories                                      (16,709)     (31,917)
       Other current assets                              (6,492)     (14,238)
       Other assets and deferred charges                (11,086)      12,864
     Increase in:
       Accounts payable                                  24,250       26,958
       Accrued expenses                                  22,022       30,608
       Income and other taxes payable                    13,593       13,303
       Deferred taxes                                     8,396          245
       Other noncurrent liabilities                         459       17,590

   Net cash provided by operating activities            248,906      242,210

INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (90,907)     (86,579)
   Proceeds from property retirements                     8,795        4,519
   Purchases of short-term investments                  (96,766)    (117,757)
   Maturities of short-term investments                  80,307      116,636

   Net cash used in investing activities                (98,571)     (83,181)

FINANCING ACTIVITIES

   Dividends paid                                       (68,398)     (63,778)
   Common stock purchased                                (7,441)      (3,504)

   Net cash used in financing activities                (75,839)     (67,282)

Effect of exchange rate changes on cash and
  cash equivalents                                      (17,528)      (9,688)

Net increase in cash and cash equivalents                56,968       82,059
Cash and cash equivalents at beginning of period        206,627      181,233

Cash and cash equivalents at end of period             $263,595      263,292

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                      $ 92,988       88,996
Interest paid                                          $    997        1,273
Interest and dividends received                        $ 13,518       11,322



All amounts in thousands.


Notes to financial statements shown on page 5 are an integral part of these statements.


                                                                         FORM 10-Q
                                                     PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                                  WM. WRIGLEY JR. COMPANY
                                                          CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                    September 30,     December 31,
                                                         1998              1997
Current assets:
  Cash and cash equivalents                           $ 263,595            206,627
  Short-term investments, at amortized cost             137,159            120,728

  Accounts receivable
   (less allowance for doubtful accounts;
    9/30/98- $7,332; 12/31/97-$7,524)                   229,734            175,967
  Inventories -
    Finished goods                                       62,484             63,912
    Raw materials and supplies                          204,096            183,480
                                                        266,580            247,392
  Other current assets                                   37,663             30,538
  Deferred income taxes - current                        15,960             16,421
      Total current assets                              950,691            797,673
Marketable equity securities at fair value               31,191             26,375

  Deferred charges and other assets                      85,342             59,566
  Deferred income taxes - noncurrent                     25,026             29,038

Property, plant, and equipment, at cost                 934,376            870,872
Less accumulated depreciation                           456,578            440,398
  Net property, plant, and equipment                    477,798            430,474
      Total assets                                   $1,570,048          1,343,126

Current liabilities:
  Accounts payable                                   $   97,471             71,001
  Accrued expenses                                       94,301             78,378
  Dividends payable                                      23,181             22,034
  Income and other taxes payable                         68,251             53,460
  Deferred income taxes - current                         1,032                943

      Total current liabilities                         284,236            225,816

Deferred income taxes - noncurrent                       36,821             30,874
Other noncurrent liabilities                            102,800            101,057

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued - 92,929 shares at 9/30/98;
               92,545 shares at 12/31/97                 12,390             12,339
      Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              23,292 shares at 9/30/98;
              23,676 shares at 12/31/97                   3,106              3,157

  Additional paid-in capital                                272                226

Retained earnings                                     1,196,337          1,032,139
Foreign currency translation adjustment                 (78,311)           (65,034)
Unrealized holding gains on marketable
    equity securities                                    19,045             15,915
Common stock in treasury, at cost - (9/30/98-
  314 shares; 12/31/97-252 shares)                       (6,648)           (13,363)
       Total stockholders' equity                     1,146,191            985,379
       Total liabilities & stockholders' equity     $ 1,570,048          1,343,126


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                                FORM 10-Q

                         WM. WRIGLEY JR. COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Consolidated Statement of Earnings (Condensed) for the three month and the nine month periods ended September 30, 1998 and 1997, respectively, the Consolidated Statement of Cash Flows (Condensed) for the nine month periods ended September 30, 1998 and 1997, and the Consolidated Balance Sheet (Condensed) at September 30, 1998, are unaudited.
      In the Company's opinion, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 1997 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1997 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 1997 have been reclassified to conform to the 1998 presentation.

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

4. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                                   Decrease to
                                               Stockholders' Equity

      Third Quarter                             1998           1997

      Balance at June 30                      $ 71,283         44,038
      Translation adjustment for
       the third quarter                         7,028         12,136

      Balance at September 30                 $ 78,311         56,174


      Nine Months                               1998           1997

      Balance at January 1                    $ 65,034         14,716
      Translation adjustment for
       the first nine months                    13,277         41,458

      Balance at September 30                 $ 78,311         56,174


5. An analysis of comprehensive income is provided below (in thousands of dollars).


                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                      1998          1997          1998        1997
      Net earnings                 $  73,095       69,526      233,743      209,022
      Other comprehensive income,
       before tax:
         Foreign currency
          translation adjustments     (7,028)     (12,136)     (13,277)     (41,458)
         Unrealized holding gains
          on securities                3,129        2,102        4,815        3,751

      Other comprehensive income,
       before tax                     (3,899)     (10,034)      (8,462)     (37,707)
      Income tax expense related to
       items of other comprehensive
       income                         (1,095)        (736)      (1,685)      (1,313)
       Other comprehensive income,
       net of tax                     (4,994)     (10,770)     (10,147)     (39,020)

      Total comprehensive income   $  68,101       58,756      223,596      170,002


                 PART I - FINANCIAL INFORMATION - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net Sales

Net sales for the third quarter of 1998 increased by $12.0 million or 2% compared with the same period last year. Higher shipments increased net sales by 1% while selected selling price increases and favorable mix increased sales by 2%. Translation of sales from foreign currencies to U.S. dollars reduced reported net sales by approximately 1%.

Net sales for the first nine months of 1998 increased by $53.6 million or 4% compared with the same period last year. Higher shipments increased net sales by 5% while selected selling price increases and favorable mix increased sales by 3%. Translation of sales from foreign currencies to U.S. dollars reduced reported net sales by approximately 4%.

Costs of Sales and Gross Profit

Cost of sales for the third quarter of 1998 decreased by $1.8 million or 1% compared with the same period last year. Excluding the effect of foreign currency translation, cost of sales in the third quarter of 1998 increased by about 1% from the same period in 1997 mainly due to increased international volume. Excluding the impact of the closure of the Santa Cruz factory, consolidated gross profit in the third quarter of 1998 was $286.8 million, an increase of $13.8 million or 5% from the third quarter of 1997. The consolidated gross profit margin on net sales was 58.1% for 1998's third quarter, up from 56.6% in the third quarter of 1997. The improvement in gross profit percentage reflects selected selling price increases and favorable mix primarily in the international markets.

Cost of sales for the first nine months of 1998 increased by $4.0 million or 1% compared with the same period last year. Excluding the effect of foreign currency translation, cost of sales in the first nine months of 1998 increased by about 5% from the same period in 1997, mainly due to increased international volume. Excluding the impacts of the closure and subsequent sale of the Santa Cruz factory, consolidated gross profit in the first nine months of 1998 was $870.0 million, an increase of $49.6 million or nearly 6% from the first nine months of 1997. The consolidated gross profit margin on net sales was 57.8% for 1998's first nine months up from 56.6% in the first nine months of 1997. The improvement in gross profit percent reflects favorable mix and selected selling price increases primarily in the international markets and lower product costs and favorable mix in the U.S. market.

Selling, Distribution, and General Administrative Expenses

Consolidated selling, distribution, and general administrative expenses for the third quarter increased by $8.7 million or 5% compared to the same period last year. Excluding the effects of foreign currency translation, the increase was about 7% in the third quarter of 1998, primarily due to higher international selling and marketing expenditures.

Consolidated selling, distribution, and general administrative expenses for the first nine months increased by $28.2 million or 5% compared to the same period last year. Excluding the effects of foreign currency translation, the increase was about 9% in the first nine months of 1998, primarily due to higher international selling and marketing expenditures.

Income Taxes

Income taxes in the third quarter increased $2.2 million or 6% from 1997's third quarter. Income taxes in the first nine months increased $11.8 million or 12% from 1997's first nine months. The effective tax rates for the third quarter and first nine months of 1998 and 1997 are shown below.

                                   1998         1997

        Third quarter              32.7%        32.5%
        First nine months          32.6%        32.6%

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                      (Cont'd)
Net Earnings
Consolidated net earnings for the third quarter of 1998 totaled $73.1 million or $.63 per share, an increase of 5% on an earnings per share basis compared to last year's earnings of $69.5 million or $.60 per share. Excluding Santa Cruz, consolidated net earnings for the third quarter of 1998 totaled $73.1 million or $.63 per share, an increase of 5% on an earnings per share basis compared to last year's earnings of $69.6 million or $.60 per share.

Consolidated net earnings for the first nine months of 1998 totaled $233.7 million or $2.02 per share, an increase of 12% on an earnings per share basis compared to last year's earnings of $209.0 million or $1.80 per share. Excluding Santa Cruz, consolidated net earnings for the first nine months of 1998 totaled $227.0 million or $1.96 per share, an increase of 8% on an earnings per share basis compared to last year's earnings of $211.2 million or $1.82 per share.

LIQUIDITY AND CAPITAL RESOURCES

Current Ratio
The Company has a current ratio (current assets divided by current liabilities) in excess of 3 to 1 at September 30, 1998 and December 31, 1997.

Additions to Property, Plant, and Equipment
Capital expenditures for 1998 are expected to be above 1997 expenditures of $127 million and are expected to be funded from the Company's cash flow from operations and internal sources.

OTHER MATTERS

Year 2000
The Company recognizes the potential business impacts related to the Year 2000 technology issue. The issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in processing failures or errors. The Company began to address this issue in 1995 and believes it has an effective program in place to resolve Year 2000 issues in a timely manner.

The Company has completed the assessment of the majority of its internal business critical systems and processes, and is now in the process of remediation and testing of these business critical systems. The Company will continue the assessment process for the remaining systems and processes, both internal and external. The Company continues to review Year 2000 issues internally and externally with its suppliers, customers, and other business partners and has made and will continue to make investments in its computer systems, manufacturing equipment, facilities and business processes to prepare for the Year 2000.

Most internal systems should be Year 2000 ready by March 31, 1999. Some low-risk equipment and minor issues will be dealt with later in 1999. Implementing our plan, as it now stands, will allow us to be fully ready by December 31, 1999. The Company has certain pre-existing contingency arrangements and has established processes for creating other business critical contingency plans so that operations are not impeded by the millennium change. Due to the difficulty in assessing if or when third parties (those over whom the Company has little or no control) will resolve their Year 2000 issues, the Company will develop, as necessary, appropriate contingency plans for them.

However, given the complexity of the Year 2000 issue, failure by the Company or our external business partners to achieve readiness could adversely affect the Company's operations. The Company believes that its readiness program, including the contingency plans, will minimize the effect of any temporary disruptions in the Company's operations.

The Company expects to incur approximately $15,000,000, including approximately $2,000,000 of capital spending, on all of its Year 2000 efforts. The Company incurred approximately
$5,000,000 in 1997.  It is expected that approximately
$10,000,000 will be incurred in 1998. Costs incurred after 1998 are not expected to be significant.

Statements contained in this disclosure may be considered to be forward looking statements. A variety of factors could cause actual results to differ materially from the anticipated results or expectations expressed in these statements. The important factors that could affect these outcomes are set for in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

                                FORM 10-Q

                       PART II - OTHER INFORMATION




Item 2 - Changes in Securities

In accordance with the terms of Article Fourth of the Company's Restated Certificate of Incorporation, the current term of the Class B Common Stock will be automatically extended from April 1, 2001 until April 1, 2006, in light of the determination of a special committee of all the Company's independent directors not to adopt a resolution directing that the Class B Common Stock be converted into Common Stock on April 1, 2001. Further automatic extensions of five year terms, or conversion to Common Stock, will be considered in the future as required by the terms of said Article Fourth of the Company's Restated Certificate of Incorporation.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 10.
(b) The Company has not filed a Form 8-K for the three month period ended September 30, 1998.

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





Date November 12, 1998

WM. WRIGLEY JR. COMPANY
AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS


Exhibit
Number                       Description of Exhibit


3(i).       Articles of Incorporation of the Registrant.
            The Registrant's Restated Articles of Incorporation are incorporated by reference to Exhibit 3(a)of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1992.

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

27.         Financial Data Schedules.

99.         Forward-Looking Statements.  Forward-Looking
            Statements Exhibit 99 is attached as page 11.

--------------------

For copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

                               Exhibit 99

                       FORWARD-LOOKING STATEMENTS


From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects and operations, capital expenditures, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of important factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The important factors that may influence the operations, performance, development and results of the Company's business include the following:

- In those markets where the Company maintains market leadership, it will most likely retain preferred retail space allocation which enhance results.

- Availability, pricing and sourcing of raw materials has been relatively stable and a competitive advantage but the inability to maintain this stability could modify results.

- The Company has historically been successful marketing to different segments of the population. Failure to adequately anticipate and react to changing demographics and product preferences could negatively affect results.

- Both manufacturing and sales of a significant portion of the Company's products are outside the United States and could be disadvantaged by volatile foreign currencies and markets.

- The Company competes worldwide with other well established manufacturers of chewing gum. The Company's results may be adversely affected by a failure of new or existing products to be favorably received, by ineffective advertising, or by failure to sufficiently counter aggressive competitive actions.


- Underutilization of or inadequate manufacturing capacity due to unanticipated movements in consumer demands could materially affect manufacturing efficiencies and costs.

- Discounting and other competitive actions may make it more difficult for the Company to maintain its historically strong operating margins.

- Governmental regulations with respect to import duties, tariffs and environmental controls, both in and outside the U.S., could negatively impact the Company's costs and ability to compete in domestic or foreign markets.

- The Company has not had any material labor stoppages, nevertheless, such disputes or strikes could unfavorably affect shipments from suppliers or shipment of finished product.

- The failure of basic infrastructure (i.e., utilities) could impede the ability of the Company's factories to continue operating.

- The failure of the Company's suppliers, customers or business partners to be Year 2000 ready could interrupt the Company's ability to continue to operate unimpeded into the Year 2000 and beyond.