Form 10-K
period 1998-12-31
WRIGLEY WILLIAM JR CO
filed 1999-03-25
CIK 108601

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

For the fiscal year ended December 31, 1998   Commission file
                                              number 1-800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 1999, there were outstanding 92,920,488 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 29, 1999) held by non-affiliates was approximately $6,247,650,552. As of January 31, 1999 there were outstanding 23,188,988 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 31, 1999 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $6,932,325,683. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.


               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement, dated February 4, 1999 for the March 4, 1999 Annual Meeting of Stockholders, and of the 1998 Annual Report to Stockholders, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

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

     (2)  Not applicable.

(b)  Financial Information About Industry Segments.

     The Company's principal business of manufacturing and selling chewing gum constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets. Financial information on segments, as defined under generally accepted accounting principles, is set forth on pages 18 and 19 of the Company's Annual Report to Stockholder's for the fiscal year ended 1998, under the caption "Segment Information" which information is incorporated herein by reference.

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

          Except for BIG RED and WINTERFRESH, which have limited availability overseas, the above Wrigley brands are also commonly available in many international markets. Additional brands manufactured and marketed abroad are: ORBIT, EXTRA and FREEDENT sugarfree gums in both pellet and stick form in various flavors, ARROWMINT, COOL CRUNCH, DULCE 16, EXCEL, JUICY FRUIT and P.K chewing gums in sugar coated pellet form, sugarfree WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT, AIRWAVES in sugarfree pellet form, ICEWHITE sugarfree stick gum and bubble gums HUBBA BUBBA in various flavors, BIG BOY and BIG G.

          The Company's ten largest markets, by shipments, outside of the United States in 1998 were, in alphabetical order, Australia, Canada, China, France, Germany,
     Philippines, Poland, Russia, Taiwan and the United Kingdom.

          Chewing gum is manufactured in three factories in the United States and eleven factories in other countries with a twelfth becoming operational in the first quarter of 1999. Three domestic wholly owned associated companies also manufacture products other than chewing gum. Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BUBBLE TAPE, BIG LEAGUE CHEW and other uniquely packaged confections, and two new adult chewing gum items, STAY ALERT caffeine gum and EVEREST peppermint pellet gum, also has various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies as an important part of its total business. Amurol is also developing export markets, currently the largest being Canada, Brazil and Japan. The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies.

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

          (ii) New products. In Europe, EXTRA for Kids, ORBIT for Kids, AIRWAVES and ICEWHITE were added to the product line. Additional or improved flavors were also introduced for some product lines in various markets.

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

          (xiii) Employees. As of December 31, 1998, the Company employed approximately 9,200 persons worldwide.

     (d)  Financial Information About Foreign and Domestic
Operations and Export Sales.

          Information concerning the Company's operations in different geographic areas for the years ended December 31, 1998, 1997 and 1996 is hereby incorporated by reference from the 1998 Annual Report to Stockholders, on page 18, under the caption "Segment Information," and on page 22 under the caption "Results of Operations."

Item 2.  Properties

     The information below relates to the principal properties of the Company which are primarily devoted to chewing gum production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company's business. All of the chewing gum factories listed below operated at least one full shift throughout the year, all but two operated a substantial second shift and eight operated a third shift for much of the year. All properties are owned by the Company unless otherwise indicated. The figures given in the table are approximate.

                                                            Floor Area
    Property and Location                                 (Square Feet)

    CHEWING GUM FACTORIES

    Chicago, Illinois.....................................   1,279,000
    Gainesville, Georgia..................................     460,300
    Yorkville, Illinois...................................     225,000(a)
    Asquith, N.S.W., Australia............................     116,700
    Salzburg, Austria.....................................      22,800
    Don Mills, Ont., Canada...............................     135,200
    Plymouth, England.....................................     282,000
    Biesheim, France......................................     417,100
    Bangalore, India......................................      40,100
    Nairobi, Kenya........................................      79,600
    Guangzhou, China, P.R.C...............................     199,400(b)
    Antipolo, Philippines.................................     105,700
    Poznan, Poland........................................     103,200
    Taipei, Taiwan, R.O.C.................................      70,500
    St. Petersburg, Russia................................     111,000(c)


    RAW MATERIALS PROCESSING FACTORIES

    West Chicago, Illinois................................      40,300
    Edison, New Jersey....................................     536,000
    Biesheim, France......................................      72,000

    OFFICE BUILDING

    Wrigley Building, Chicago, Illinois...................     453,400(d)

     (a) Does not include a 170,000 square foot leased warehouse facility located in West Naperville, Illinois.

     (b) In China, the Company has a 50 year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

     (c) Scheduled for completion and beginning operations in first quarter 1999.

     (d) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 1998, the Company's offices occupied approximately 159,000 of the 453,400 square feet of rentable space in the building.

     In the case of each factory listed above, there are also included some offices and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors following the Annual Meeting of Stockholders. The positions and ages listed below are as of January 31, 1999. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.


  Effective
Name and Age                  Position(s) with Registrant            Date(s)

William Wrigley, 66           President and Chief Executive Officer since 1961
Douglas S. Barrie, 65         President-International               since 1999
                              Group Vice President                   1996-1999
                                Group Vice President-International     1984-1995
Ronald O. Cox, 60             Group Vice President                  since 1996
                                Group Vice President-Marketing         1985-1995
John F. Bard, 57              Executive Vice President              since 1999
                              Senior Vice President                  1991-1999
Martin J. Geraghty, 62        Senior Vice President-Manufacturing   since 1989
William Wrigley, Jr., 35      Vice President                        since 1991
                              Assistant to the President             1985-1992
Donald E. Balster, 54         Vice President-Production             since 1994
                                Senior Director-U.S. Production        1991-1994
Gary R. Bebee, 52              Vice President-Customer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
David E. Boxell, 57           Vice President-Personnel              since 1992
Susan S. Fox, 40              Vice President-Consumer Marketing     since 1993
                              Assistant Vice President-Marketing     1989-1993
Shaun Kim, 55                 Vice President-Engineering            since 1994
                                Senior Director-Engineering            1988-1994
Dennis R. Mally, 56 (a)       Vice President-Information Services   since 1995
                              Director-Information Services          1993-1994
Dushan Petrovich, 45          Vice President-Controller             since 1996
                                Vice President-Treasurer               1993-1995
                                Treasurer                              1992
Wm. M. Piet, 55               Vice President-Corporate Affairs      since 1988
                              Corporate Secretary                    1984-1998
                                Assistant to the President            since 1995
John A. Schafer, 57           Vice President-Purchasing             since 1991
Philip G. Schnell, 54         Vice President-Research & Development since 1994
                                Senior Director-Research &
                                Development                          1988-1994
Christafor E. Sundstrom, 50   Vice President-Corporate Development  since 1988
Philip G. Hamilton, 58        Vice President-International          since 1993
                              Managing Director, The Wrigley
                               Company Limited, England              since 1986
Jon Orving, 49                Vice President-International          since 1993
                              Managing Director, Wrigley
                              Scandinavia AB, Sweden                since 1983
Stefan Pfander, 55            Managing-Director-Europe              since 1996
                                Vice President-International          since 1992
                                Co-Managing Director of Wrigley
                                GmbH, Munich, Germany                 since 1981
Philip C. Johnson, 53         Senior Director, Benefits &
                                Compensation                          since 1995
                                Assistant Vice President-Personnel     1991-1995
Howard Malovany, 48 (b)       Secretary and General Counsel         since 1998
Alan J. Schneider, 53 (c)     Treasurer                             since 1996

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

          (b) Mr. Malovany joined the Company in 1996 assuming responsibility for the corporate legal function. Before joining the Company, from 1993-1996 Mr. Malovany was Secretary and Senior
Counsel of Outboard Marine Corporation a manufacturer and distributor of recreational marine products.

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

          At the meeting of the Board of Directors immediately following the annual stockholders meeting of March 4, 1999, all officers set forth in the schedule above were re-elected for a one-year term to their positions in the Company.

                             PART II

Item 5.  Market for Registrant's Common Stock, Dividend and
         Stockholder Information

     At December 31, 1998, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

     As of January 31, 1999, there were 36,697 stockholders of record holding Common Stock and 3,831 stockholders of record holding Class B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, for the two-year period ended December 31, 1998, is set forth in the Company's 1998 Annual Report to Stockholders, on page 25, under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

Item 6.  Selected Financial Data

     An eleven-year summary of selected financial data for the Company is set forth in the Company's 1998 Annual Report to Stockholders under the following captions and page numbers:
"Operating Data" and "Other Financial Data", on pages 26 and 27, and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is set forth in the Company's
1998 Annual Report to Stockholders on pages 22 through 24 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk

     Disclosure about market risk is set forth on page 24 of the Company's 1998 Annual Report to Stockholders under the heading
"Market Risk" and is incorporated hereby by reference.

Item 8.  Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are set forth in the Company's 1998 Annual Report to Stockholders on pages 7 through 21 and selected quarterly data-consolidated results, for the years ended December 31, 1998 and 1997 are set forth in the Company's 1998 Annual Report to Stockholders on page 25, and all such pages are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

      None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and nominees for directorship is set forth in the Company's definitive Proxy Statement, dated February 4, 1999, for the Annual Meeting of Stockholders on March 4, 1999, on pages 2 through 4, under the caption "Election of Directors" and is incorporated herein by reference. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in
Part I hereof.

Item 11.  Executive Compensation

     Information regarding the compensation of directors and executive officers is set forth in the Company's definitive Proxy Statement, dated February 4, 1999, for the Annual Meeting of Stockholders on March 4, 1999, on pages 7 and 8, and 10 through 16 under the general captions "Compensation of Directors" and "Executive Compensation", respectively, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company's definitive Proxy Statement, dated February 4, 1999, for the Annual Meeting of Stockholders on March 4, 1999, on pages 5 through 7 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 4, 1999, for the Annual Meeting of Stockholders on March 4, 1999 under the following captions and page numbers: "Election of Directors", on page 2, regarding Mr. William Wrigley and Mr. William Wrigley, Jr. and "Security Ownership of Certain Beneficial Owners", on page 6, regarding the Offield family and Mr. Wrigley.


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

Date:  March 25, 1999         WM. WRIGLEY JR. COMPANY
                                   (Registrant)

                            By: /s/ JOHN F. BARD
                                    John F. Bard
                          Executive Vice President and Director
                            (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature             Title

           *                President, Chief
    William Wrigley, Jr.    Executive Officer,
                            Director

/s/ JOHN F. BARD            Executive Vice President and Director
    John F. Bard            (Principal Financial Officer)

/s/ DUSHAN PETROVICH        Vice President-Controller
    Dushan Petrovich        (Principal Accounting Officer)

           *                Director
   Thomas A. Knowlton


           *                Director
   Penny Pritzker

           *                Director
   Melinda R. Rich

           *                Director    *By/s/ HOWARD MALOVANY
   Steven B. Sample                            Howard Malovany
                                              Attorney-in-Fact
           *                Director
   Alex Shumate                          Date:  March 25, 1999

           *                Director
   Richard K. Smucker

                                                  Exhibit 23.

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 27, 1999, included in the 1998 Annual Report to
Stockholders of Wm. Wrigley Jr. Company.

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

We also consent to the incorporation by reference in the Registration Statements pertaining to the Special Investment and Savings Plan for Wrigley Employees (33-15061 (1987) and 33-43738
(1991)), the Wm. Wrigley Jr. Company Management Incentive Plan (33-22788 (1988)) and the 1997 Management Incentive Plan, (333-48715 (1998)) respectively, of our report dated January 27, 1999, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1998.



 /s/    ERNST & YOUNG LLP
        Ernst & Young LLP


Chicago, Illinois
March 24, 1999


                                                       WM. WRIGLEY JR. COMPANY


                                                    INDEX TO FINANCIAL STATEMENTS
                                                  AND FINANCIAL STATEMENT SCHEDULES
                                                            (Item 14(a))



                                                                           Reference
                                                                    Form        Annual Report
                                                                    10-K             to
                                                                    Report       Stockholders
Data incorporated by reference from the 1998 Annual Report
 to Stockholders of Wm. Wrigley Jr. Company:
   Consolidated balance sheet at December 31, 1998 and 1997........                   8-9
   For the years ended December 31, 1998, 1997 and 1996:
       Consolidated statement of earnings..........................                     7
       Consolidated statement of cash flows........................                    10
       Consolidated statement of stockholders' equity
       including comprehensive income..............................                    11
       Accounting policies and notes to consolidated financial
       statements..................................................                 12-19
Consolidated financial statement schedule for the years ended
        December 31, 1998, 1997 and 1996:
Valuation and qualifying accounts..................................    F-2

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or accounting policies and notes thereto.

     With the exception of the pages listed in the above index and the Items referred to in Items, 1,5,6,7, and 8 of this Form
10-K Report, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.


                                                      WM. WRIGLEY JR. COMPANY

                                           Schedule II - Valuation and Qualifying Accounts
                                            Years ended December 31, 1998, 1997 and 1996
                                                           (In Thousands)


     Column A             Column B             Column C               Column D      Column E
                                               Additions

                         Balance at    Charged to     Charged to
                         Beginning     Costs and    Other Accounts  Deductions-     Balance at
    Description          of Period      Expenses       Describe      Describe(A)   End of Period

1998:
   Allowance for
    doubtful accounts...  $7,524          1,456                        1,416           7,564

1997:
   Allowance for
    doubtful accounts...  $8,538          1,434                        2,448           7,524

1996:
   Allowance for
    doubtful accounts...  $9,060          2,080                        2,602           8,538



(A)  Uncollectable accounts written-off, net of recoveries.

                           WM. WRIGLEY JR. COMPANY
                    AND WHOLLY OWNED ASSOCIATED COMPANIES
                              INDEX TO EXHIBITS
                                (Item 14(a))
Exhibit
Number                       Description of Exhibit

          Proxy Statement of the Registrant, dated February 4,
          1999, for the March 4, 1999 Annual Meeting of
          Stockholders, is hereby incorporated by reference.

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

13.     1998 Annual Report to Stockholders of the Registrant.

21.     Subsidiaries of the Registrant.

23.     Consent of Independent Auditors.  (See page 12)

24.     Power of Attorney.

99.     Forward-Looking Statements.
--------------------
Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.