Form 10-Q
period 1999-03-31
WRIGLEY WILLIAM JR CO
filed 1999-05-14
CIK 108601

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to



For Quarter Ended March 31, 1999   Commission file number 1-800



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

93,333,233 shares of Common Stock and 22,887,063 shares of Class B Common Stock were outstanding as of April 15, 1999.


                          FORM 10-Q

           PART I - FINANCIAL INFORMATION - ITEM 1

                   WM. WRIGLEY JR. COMPANY

       CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                     Three Months Ended
                                          March 31,
                                      1999         1998
Revenues:
  Net sales                       $   481,046      469,319
  Investment and other income           3,901        3,904

      Total revenues                  484,947      473,223

Costs and expenses:
  Cost of sales                       199,724      200,393
  Gain related to
      factory closure                       -      (10,404)
  Selling, distribution, and
    general administrative            180,548      169,999
  Interest                                173          185

      Total costs and expenses        380,445      360,173

Earnings before income taxes          104,502      113,050

Income taxes                           34,853       36,944

Net earnings                      $    69,649       76,106

Net earnings per average share of
  common stock (basic
  and diluted)                    $       .60          .66

Dividends declared per share of
  common stock                    $       .22          .20

Average number of shares
  outstanding for the period          116,107      115,933


All amounts in thousands except for per share values.


Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                          Three Months Ended
                                                               March 31,
                                                          1999         1998
OPERATING ACTIVITIES

   Net earnings                                        $ 69,649       76,106
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation                                        13,722       12,900
     (Gain) Loss on sales of property, plant,
      and equipment                                         58          (71)
     Gain related to factory closure                          0      (10,404)
     (Increase) decrease in:
       Accounts receivable                              (36,418)     (32,072)
       Inventories                                      (13,070)      (9,679)
       Other current assets                               1,802         (743)
       Other assets and deferred charges                (12,447)      (7,776)
     Increase (decrease) in:
       Accounts payable                                    (455)       6,526
       Accrued expenses                                  27,401       11,594
       Income and other taxes payable                    21,229       18,502
       Deferred taxes                                    (1,039)       3,170
       Other noncurrent liabilities                       8,145          626

   Net cash provided by operating activities             78,577       68,679

INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (24,206)     (24,591)
   Proceeds from property retirements                     4,367        7,884
   Purchases of short-term investments                  (14,322)     (52,990)
   Maturities of short-term investments                  14,615       44,775

   Net cash used in investing activities                (19,546)     (24,922)

FINANCING ACTIVITIES

   Dividends paid                                       (23,222)     (22,034)
   Common stock purchased                                (1,073)      (7,150)

   Net cash used in financing activities                (24,295)     (29,184)

Effect of exchange rate changes on cash and
  cash equivalents                                       (5,427)        (679)

Net increase in cash and cash equivalents                29,309       13,894
Cash and cash equivalents at beginning of period        214,572      206,627

Cash and cash equivalents at end of period             $243,881      220,521
SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                      $ 11,941       14,471
Interest paid                                          $     90          659
Interest and dividends received                        $  3,309        4,432


All amounts in thousands.


Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                   March 31,       December 31,
                                                      1999              1998
Current assets:
  Cash and cash equivalents                          $   243,881          214,572
  Short-term investments, at amortized cost              136,720          137,112
  Accounts receivable
   (less allowance for doubtful accounts;
    3/31/99- $7,281; 12/31/98-$7,564)                    199,597          171,537
  Inventories -
    Finished goods                                        62,929           64,934
    Raw materials and supplies                           200,605          191,174
                                                         263,534          256,108
  Other current assets                                    45,386           48,816
  Deferred income taxes - current                         13,083           15,027
     Total current assets                                902,201          843,172
Marketable equity securities at fair value                37,622           39,888
Deferred charges and other assets                        103,062           92,183
Deferred income taxes - noncurrent                        26,813           25,522

Property, plant, and equipment, at cost                  982,776          988,781
Less accumulated depreciation                            468,507          468,691
  Net property, plant, and equipment                     514,269          520,090
      Total assets                                   $ 1,583,967        1,520,855

Current liabilities:
  Accounts payable                                   $    73,762           76,691
  Accrued expenses                                        93,374           67,848
  Dividends payable                                       25,542           23,222
  Income and other taxes payable                          69,089           49,491
  Deferred income taxes - current                          1,014            1,374
     Total current liabilities                           262,781          218,626

Deferred income taxes - noncurrent                        37,909           40,312
Other noncurrent liabilities                             111,098          104,885

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued and outstanding -
               93,297 shares at 3/31/99;
               93,007 shares at 12/31/98                   12,420             12,401
      Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              22,924 shares at 3/31/99;
              23,214 shares at 12/31/98                     3,076            3,095
  Additional paid-in capital                                  240              272
  Retained earnings                                     1,228,724        1,184,617
  Common stock in treasury, at cost - (3/31/99-
    132 shares; 12/31/98-111 shares)                       (8,238)          (6,712)

  Other Comprehensive Income:
      Foreign currency translation adjustment            (87,268)         (61,339)
      Unrealized holding gains on marketable
      equity securities                                   23,225           24,698
                                                         (64,043)         (36,641)
       Total stockholders' equity                      1,172,179        1,157,032
       Total liabilities & stockholders' equity      $ 1,583,967        1,520,855

All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Consolidated Statement of Earnings (Condensed) for the three month periods ended March 31, 1999 and 1998, respectively, the Consolidated Statement of Cash Flows (Condensed) for the three month periods ended March 31, 1999 and 1998, and the Consolidated Balance Sheet (Condensed) at March 31, 1999, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 1998 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1998 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 1998 have been reclassified to conform to the 1999 presentation.

2. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3. In the first quarter of 1998, the Company sold its real estate holding in Santa Cruz, California and recorded a pre-tax gain of approximately $10,404,000 and net earnings of approximately $6,763,000 or $.06 per share. Proceeds from the sale of $7,434,000 are included in proceeds from property retirements in the Consolidated Statement of Cash Flows.

4. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                                 Decrease to
                                            Stockholders' Equity
     First Quarter                          1999         1998

     Balance at January 1               $ 61,339       65,034
     Translation adjustment for
       the first quarter                  25,929        1,483

      Balance at March 31               $ 87,268       66,517

5. An analysis of comprehensive income is provided below (in thousands of dollars).

                                             Three Months Ended
                                                   March 31,
                                               1999        1998
      Net earnings                           $ 69,649      76,106
      Other comprehensive income,
      before tax:
        Foreign currency
         translation adjustments              (25,929)     (1,483)
         Unrealized holding gains (losses)
         on securities                         (2,266)      5,100

      Other comprehensive income,
       before tax                             (28,195)      3,617
      Income tax (expense) benefit related
      to items of other comprehensive
      income                                      793      (1,785)
      Other comprehensive income,
       net of tax                             (27,402)      1,832

      Total comprehensive income            $  42,247      77,938


                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


6.   Segment Information

     Management organizes the chewing-gum business based on geographic regions. Intercompany suppliers of flavors, gumbase, and wrapping materials are classified as "All Other". For operating profits, "All Other" also includes costs incurred at the corporate office, net of royalties received from associated companies.

     Information by geographic region is as follows:


     Net Sales                                 Three Months Ended
                                                     March 31,
                                                1999         1998
     North America, principally U.S.         $ 195,790   196,743
      Europe                                   209,151   199,621
      Asia/Pacific/Latin America                74,170    71,171
     All Other                                  39,900    39,702

     Gross Sales                               519,011   507,237
      Intersegment Sales                      (37,965)   (37,918)

     Net Sales                              $ 481,046    469,319

     Intersegment revenues are sales mainly from intercompany suppliers of flavors and gumbase to the Company's chewing gum production facilities worldwide. Such revenues are valued on a cost-plus basis.


     Operating Profits                         Three Months Ended
                                                     March 31,
                                                1999         1998
      North America, principally U.S.           $ 49,034       50,368
          Europe                                  42,689       40,411
     Asia/Pacific/Latin America                   14,461       10,927
     All Other                                    (5,810)      (3,215)

      Operating Profits                          100,374       98,491
      Other Income                                 4,128        4,155

     Earnings Before Income Taxes and
          Factory Sale                            104,502     102,646
     Gain related to Factory Sale                       0      10,404

     Earnings Before Income Taxes               $ 104,502     113,050


     Management separates non-operating items such as foreign currency transaction gains and losses, investment income, and miscellaneous income and expense from operating profits. The non-operating items are classified as "Other Income".

                            FORM 10-Q
             PART I - FINANCIAL INFORMATION - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net Sales

Net sales for the first three months of 1999 increased by $11.7 million or 2% compared with the same period last year. Selected selling price increases and favorable mix increased sales by roughly 2%. Lower shipments and translation of foreign currency sales to the U.S. dollar had essentially no net impact.

Costs of Sales and Gross Profit

Cost of sales for the first three months of 1999 decreased by approximately $700 thousand, essentially flat compared with the same period last year. Higher product costs and unfavorable mix increased cost of sales by 1%, offset by lower shipments which reduced cost of sales by 1%. Translation of foreign currency cost of sales to U.S. dollars had essentially no impact compared to the prior year.

Excluding the impact of the sale of the Santa Cruz factory, gross profit in the first three months of 1999 increased $12.4 million or 5% compared with the same period last year. The increase in gross profit is mainly due to selected selling price increases and favorable mix in the International markets.

Selling, Distribution, and General Administrative Expenses

Consolidated selling, distribution, and general administrative expenses for the first three months increased by $10.5 million or 6% compared to the same period last year, primarily due to higher worldwide marketing and advertising expenditures.

Income Taxes

Including the impact of the sale of the Santa Cruz factory, income taxes in the first three months decreased $2.1 million or 6% from 1998's first quarter. Pre-tax earnings decreased by $8.5 million or 8% from 1998's first quarter. The consolidated effective tax rates for the first three months of 1999 and 1998 are shown below:

                                   1999         1998

        First three months         33.4%        32.7%

Net Earnings

Excluding the impact of the sale of the Santa Cruz factory, consolidated net earnings for the first three months of 1999 totaled $69.6 million or $.60 per share compared to last year's net earnings of $69.3 million or $.60 per share for the same period. Consolidated net earnings for the first three months of 1999 totaled $69.6 million or $.60 per share, a decrease of 9% on an earnings per share basis compared to last year's earnings of $76.1 million or $.66 per share for the same period which included the impact of the gain on the sale of Santa Cruz of approximately $6.8 million or $.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

Current Ratio
The Company has a current ratio (current assets divided by current liabilities) in excess of 3 to 1 at March 31, 1999 and December 31, 1998.

Additions to Property, Plant, and Equipment
Capital expenditures for 1999 are expected to approximate 1998 expenditures of $148 million and are expected to be funded from the Company's cash flow from operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                 (Cont'd)


OTHER MATTERS

Year 2000

The Company recognizes the potential business impacts related to the Year 2000 issue. The issue is one where computer systems and microprocessors (embedded chips) may recognize the designation "00" as 1900 when it means 2000, resulting in processing failures or errors. The Company began to address this issue in 1995 and believes it has an effective program in place to resolve Year 2000 issues in a timely manner.

The Company has completed the assessment of its business critical systems and processes, and is essentially finished with the remediation of these business critical systems, including those involving suppliers, customers and other business partners. Work continues on the remaining systems and processes, both internal and external.

Most internal systems in our principal business units are Year 2000 ready. Testing will continue throughout the year. Work will move forward on some low-risk equipment and minor issues. Implementing our plan, as it now stands, will allow us to be fully ready by December 31, 1999.

The Company has certain pre-existing contingency arrangements and has established processes for creating other business critical contingency plans so that operations are not impeded by the millennium change. Appropriate contingency plans to deal with issues created by third parties, those over whom the Company has little or no control, are being developed. This is being done on an "as needed" basis due to the difficulty of assessing third-party progress toward resolution of their Year 2000 issues.

Given the complexity of the Year 2000 issue, failure by the Company or its external business partners to achieve readiness could adversely affect the Company's operations. The Company believes that its readiness program, including the contingency plans, will minimize the effect of any temporary disruptions in the Company's operations that may occur.

The Company expects to incur approximately $15,000,000, including approximately $2,000,000 of capital spending, on all of its Year 2000 efforts. Approximately $5,000,000 was incurred in 1997 and $7,500,000 in 1998, with the remaining $2,500,000 expected to be incurred in 1999.

Market Risk

Inherent in the Company's operations are certain risks related to foreign currency, interest rates, and the equity markets. The Company identifies these risks and mitigates their financial impact through its corporate policies and hedging activities. The Company believes that movements in market values of financial instruments used to mitigate identified risks are not expected to have a material impact on future earnings, cash flows, or reported fair values.

Forward-Looking Statements

Statements contained in this report may be considered to be forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements to comply with the safe harbor under the Act. The Company notes that a variety of factors could cause actual results to differ materially from the anticipated results or expectations expressed in these forward looking statements.

Important factors that may influence the operations, performance, development and results of the Company's business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or underutilization of manufacturing capacity; political or economic instability in local markets; competition; retention of preferred retail space; effective marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; accounting policies and practices; and failure of the Company's suppliers, customers or business partners to be Year 2000 ready.

We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

                            FORM 10-Q

                   PART II - OTHER INFORMATION



Item 4 - Submission of Matters to Vote of Security Holders

   The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 4, 1999 to consider the following proposals: (1) the election of directors to serve for the ensuing year; and (2) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1999. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

     Proposal 1. Election of directors. With each class of stock voting together, a total of 324,961,954 votes were eligible to be cast and a total of 296,239,086 votes were submitted for each nominee as follows:

            Nominee                    For             % For      Withheld
     John F. Bard                  295,428,662         99.73       810,424
     Thomas A. Knowlton            295,455,066         99.74       784,020
     Penny Pritzker                295,439,694         99.73       799,392
     Melinda R. Rich               295,439,846         99.73       799,240
     Steven B. Sample              295,458,908         99.74       780,178
     Alex Shumate                  295,430,765         99.73       808,321
     Richard J. Smucker            295,468,047         99.74       771,039
     William Wrigley               295,469,198         99.74       769,888
     William Wrigley, Jr.          295,446,871         99.73       792,215

     Proposal 2. Ratification of Auditors. With each class of stock voting together, a total of 324,961,954 votes were eligible to be cast and a total of 296,239,086 were submitted as follows:

              For               Against            Abstain
          295,404,919           285,716            548,451

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 11.
(b) A Form 8-K was filed on March 24, 1999, announcing the election of Mr. William Wrigley, Jr. as President and Chief Executive
    Officer of the Wm. Wrigley Jr. Company.

                            FORM 10-Q

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WM. WRIGLEY JR. COMPANY
                                   (Registrant)



                             By /s/ DUSHAN PETROVICH
                                 Dushan Petrovich
                                 Vice President - Controller
                                 Authorized Signatory and Chief
                                 Accounting Officer





Date May 14, 1999

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