Form 10-Q
period 1999-06-30
WRIGLEY WILLIAM JR CO
filed 1999-08-11
CIK 108601

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to



For Quarter Ended   June 30, 1999   Commission file number 1-800



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

93,381,083 shares of Common Stock and 22,839,213 shares of Class B Common Stock were outstanding as of July 15, 1999.


                                                              FORM 10-Q

                                               PART I - FINANCIAL INFORMATION - ITEM 1

                                                       WM. WRIGLEY JR. COMPANY

                                           CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                     Three Months Ended        Six Months Ended
                                           June 30,                June 30
                                      1999         1998        1999           1998
Revenues:
  Net sales                       $   533,331      541,162  $1,014,377     1,010,481
  Investment and other income           4,069        4,567       7,970         8,471

      Total revenues                  537,400      545,729   1,022,347     1,018,952

Costs and expenses:
  Cost of sales                       219,606      226,854     419,330       427,247
  Gain related to
      factory closure                       -            -           -       (10,404)
  Selling, distribution, and
    general administrative            191,899      193,543     372,447       363,542
  Interest                                191          179         364           364

      Total costs and expenses        411,696      420,576     792,141       780,749

Earnings before income taxes          125,704      125,153     230,206       238,203

Income taxes                           38,214       40,611      73,067        77,555

Net earnings                      $    87,490       84,542     157,139       160,648

Net earnings per average share of
  common stock (basic
  and diluted)                    $       .75          .73        1.35          1.39

Dividends declared per share of
  common stock                    $       .22          .20         .44           .40

Average number of shares
  outstanding for the period          116,104      115,908     116,103       115,920


All amounts in thousands except for per share values.

Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q

                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                           Six Months Ended
                                                               June 30,
                                                          1999         1998
OPERATING ACTIVITIES

   Net earnings                                        $157,139      160,648
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                        28,730       26,453
     Loss on sales of property, plant,
       and equipment                                        228          185
     Gain related to factory closure                          0      (10,404)
     (Increase) decrease in:
       Accounts receivable                              (46,667)     (47,985)
       Inventories                                       (1,927)      (5,286)
       Other current assets                               1,005       (5,975)
       Other assets and deferred charges                (15,101)     (12,091)
     Increase (decrease) in:
       Accounts payable                                   2,489        6,301
       Accrued expenses                                  36,374       23,635
       Income and other taxes payable                    12,875        3,711
       Deferred taxes                                    (1,765)       4,422
       Other noncurrent liabilities                       6,110        6,868

   Net cash provided by operating activities            179,490      150,482

INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (51,758)     (60,946)
   Proceeds from property retirements                     5,321        8,058
   Purchases of short-term investments                  (29,933)     (70,374)
   Maturities of short-term investments                  29,081       63,611

   Net cash used in investing activities                (47,289)     (59,651)

FINANCING ACTIVITIES

   Dividends paid                                       (48,765)     (45,215)
   Common stock purchased                                (1,073)      (7,359)

   Net cash used in financing activities                (49,838)     (52,574)

Effect of exchange rate changes on cash and
  cash equivalents                                       (7,675)      (2,492)

Net increase in cash and cash equivalents                74,688       35,765
Cash and cash equivalents at beginning of period        214,572      206,627

Cash and cash equivalents at end of period             $289,260      242,392
SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                      $ 60,831       70,312
Interest paid                                          $    284          753
Interest and dividends received                        $  7,558        8,496


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.


                                                              FORM 10-Q
                                          PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                                       WM. WRIGLEY JR. COMPANY
                                               CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                   June 30,        December 31,
                                                     1999              1998
Current assets:
  Cash and cash equivalents                          $   289,260          214,572
  Short-term investments, at amortized cost              137,787          137,112
  Accounts receivable
   (less allowance for doubtful accounts;
    6/30/99- $7,681; 12/31/98-$7,564)                    206,846          171,537
  Inventories -
    Finished goods                                        56,984           64,934
    Raw materials and supplies                           194,089          191,174
                                                         251,073          256,108
  Other current assets                                    45,966           48,816
  Deferred income taxes - current                         13,394           15,027
     Total current assets                                944,326          843,172
Marketable equity securities at fair value                44,696           39,888
Deferred charges and other assets                        105,327           92,183
Deferred income taxes - noncurrent                        27,884           25,522

Property, plant, and equipment, at cost                  999,991          988,781
Less accumulated depreciation                            477,219          468,691
  Net property, plant, and equipment                     522,772          520,090
      Total assets                                   $ 1,645,005        1,520,855

Current liabilities:
  Accounts payable                                   $    75,784           76,691
  Accrued expenses                                       101,615           67,848
  Dividends payable                                       25,542           23,222
  Income and other taxes payable                          60,041           49,491
  Deferred income taxes - current                            953            1,374
     Total current liabilities                           263,935          218,626

Deferred income taxes - noncurrent                        40,844           40,312
Other noncurrent liabilities                             108,332          104,885

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued and outstanding -
               93,365 shares at 6/30/99;
               93,007 shares at 12/31/98                   12,447             12,401
      Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              22,856 shares at 6/30/99;
              23,214 shares at 12/31/98                    3,049            3,095
  Additional paid-in capital                              (1,115)             272
  Retained earnings                                    1,290,671        1,184,617
  Common stock in treasury, at cost - (6/30/99;
    115 shares; 12/31/98-111 shares)                      (6,843)          (6,712)

  Other Comprehensive Income:
      Foreign currency translation adjustment            (94,138)         (61,339)
      Unrealized holding gains on marketable
       equity securities                                  27,823           24,698
                                                         (66,315)         (36,641)
       Total stockholders' equity                      1,231,894        1,157,032
       Total liabilities & stockholders' equity      $ 1,645,005        1,520,855


All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

                            FORM 10-Q

                     WM. WRIGLEY JR. COMPANY

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1. The Consolidated Statement of Earnings (Condensed) for the three month and six month periods ended June 30, 1999 and 1998, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 1999 and 1998, and the Consolidated Balance Sheet (Condensed) at June 30, 1999, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 1998 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1998 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 1998 have been reclassified to conform to the 1999 presentation.

2. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3. In the first quarter of 1998, the Company sold its real estate holding in Santa Cruz, California and recorded a pretax gain of approximately $10,404,000 and net earnings of approximately $6,763,000 or $.06 per share. Proceeds from the sale of $7,434,000 are included in proceeds from property retirements in the Consolidated Statement of Cash Flows.

4. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

                                                 Decrease to
                                            Stockholders' Equity
     Second Quarter                            1999         1998

     Balance at April 1                      $ 87,268      66,517
     Translation adjustment for
      the second quarter                        6,870       4,766

      Balance at June 30                     $ 94,138      71,283

                                                 Decrease to
                                            Stockholders' Equity
     Six Months                                  1999         1998

     Balance at January 1                    $ 61,339      65,034
     Translation adjustment for
       the first six months                    32,799       6,249

      Balance at June 30                     $ 94,138      71,283

5. An analysis of comprehensive income is provided below (in thousands of dollars).

                                         Three Months Ended   Six Months Ended
                                               June 30,             June 30,
                                          1999        1998       1999       1998
     Net earnings                      $ 87,490      84,542   $ 157,139  160,648
      Other comprehensive income,
      before tax:
        Foreign currency
         translation adjustments         (6,870)     (4,766)    (32,799)  (6,249)
         Unrealized holding gains
         (losses) on securities           7,074      (3,414)      4,808    1,686

      Other comprehensive income,
       before tax                           204      (8,180)    (27,991)  (4,563)
      Income tax (expense) benefit
      related to items of other
      comprehensive income               (2,476)      1,195      (1,683)    (590)
      Other comprehensive income,
       net of tax                        (2,272)     (6,985)    (29,674)  (5,153)

      Total comprehensive income      $  85,218      77,557     127,465  155,495


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

     Information by geographic region is as follows:


     Net Sales                          Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                         1999       1998        1999        1998
     North America, principally U.S. $  215,018    223,496     410,808     420,239
      Europe                            241,965    246,584     451,116     446,205
      Asia/Pacific/Latin America         75,659     68,869     149,829     140,040
     All Other                           39,109     39,391      79,009      79,093

     Gross Sales                        571,751    578,340   1,090,762   1,085,577
      Intersegment Sales                (38,420)   (37,178)    (76,385)    (75,096)
     Net Sales                       $  533,331    541,162   1,014,377   1,010,481

     Intersegment revenues are sales mainly from intercompany suppliers of flavors and gumbase to the Company's chewing gum production facilities worldwide. Such revenues are valued on a cost-plus basis.


     Operating Profits                  Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                         1999         1998        1999      1998
      North America, principally U.S. $   57,631     62,105     106,665    112,473
          Europe                          55,131     54,946      97,820     95,357
     Asia/Pacific/Latin America           13,785      9,848      28,246     20,775
     All Other                           (2,830)    (5,405)     (8,640)    (8,620)
      Operating Profits                 123,717    121,494     224,091    219,985
      Other Income                        1,987      3,659       6,115      7,814

     Earnings Before Income Taxes and
          Factory Sale                  125,704    125,153     230,206    227,799
     Gain related to Factory Sale             0          0           0     10,404

     Earnings Before Income Taxes    $  125,704    125,153     230,206    238,203

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

                            FORM 10-Q
             PART I - FINANCIAL INFORMATION - ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net Sales
Net sales for the second quarter were $533.3 million, down $7.8 million or 1% versus the second quarter of 1998. Lower shipments in Russia and the U.S. and higher shipments in the balance of the international markets netted to reduce sales by roughly 2%. In addition, translation of weaker European currencies to the U.S. dollar reduced sales by roughly 2%. Partially offsetting the above items was favorable mix, mainly from premium priced products in Europe, which increased sales by approximately 3%.

Net sales for the first six months were $1,014.4 million, up $3.9 million versus the first six months of 1998. Lower shipments in Russia and the U.S. and higher shipments in the balance of the international markets netted to reduce sales by roughly 1%. Translation of weaker European currencies to the U.S. dollar reduced sales by 1%. Partially offsetting the above items was favorable mix, mainly from premium priced products in Europe, which increased sales by approximately 2%.

Investment and Other Income
Investment and other income for the second quarter was $4.1 million, down $.5 million or 11% versus the second quarter of last year mainly due to lower cash balances and yields in the U.K.

Investment and other income for the first six months was $8.0 million, down $.5 million or 6% versus the first six months of last year mainly due to lower cash balances and yields in Europe.

Costs of Sales and Gross Profit
Cost of sales for the second quarter was $219.6 million, down $7.2 million or 3% versus the second quarter of 1998. Lower shipments in Russia and the U.S. and higher shipments in the balance of the international markets netted to reduce cost of sales by 3%. In addition, translation of weaker European currencies to the U.S. dollar reduced cost of sales by roughly 2%. A shift towards higher cost products and slightly higher product costs increased cost of sales by roughly 2%.

Gross profit was $313.7 million, down $.6 million from the same period last year. The gross profit percentage was 58.8%, up from 58.1% in the second quarter of 1998 mainly due to a favorable mix of products in Europe.

Cost of sales for the first six months was $419.3 million, down $7.9 million or 2% versus the first six months of 1998. Lower shipments in Russia and the U.S. and higher shipments in the balance of the international markets netted to reduce cost of sales by 2%. Translation of weaker European currencies to the U.S. dollar reduced cost of sales by 1%. A shift towards higher cost products and slightly higher product costs increased cost of sales by roughly 1%.

Gross profit was $595.0 million, up $11.8 million from the same period last year. The gross profit percentage was 58.7%, up from 57.7% in the first six months of 1998 mainly due to a favorable mix of products in Europe.

Selling, Distribution, and General Administrative Expenses Consolidated selling, distribution, and general administrative expenses for the second quarter were $191.9 million, down $1.6 million or 1% from the same period last year. The decrease is mainly due to translation of weaker European currencies to the U.S. dollar offset by higher brand support spending in Europe.

Consolidated selling, distribution, and general administrative expenses for the first six months were $372.4 million, up $8.9 million or 2% from the same period last year. The increase is mainly due to higher brand support spending in Europe partially offset by translation of weaker European currencies to the U.S. dollar.

Income Taxes
Income taxes for the second quarter were $38.2 million, down $2.4 million or 6% from the second quarter of 1998. Pretax earnings were $125.7 million, an increase of $.6 million. The consolidated effective tax rate was 30.4% compared to 32.4% for the same period last year. The lower effective tax rate is mainly due to a favorable mix of pretax earnings and effective tax planning.

Income taxes for the first six months were $73.1 million, down $4.5 million or 6% from the first six months 1998. Pretax earnings were $230.2 million, a decrease of $8.0 million or 3%. The consolidated effective tax rate was 31.7% compared to 32.6% for the same period last year. The lower effective tax rate is mainly due to a favorable mix of pretax earnings and effective tax planning.

Net Earnings

Consolidated net earnings for the second quarter of 1999 totaled
$87.5 million or $.75 per share compared to last year's net earnings of $84.5 million or $.73 per share for the same period.

Consolidated net earnings for the first six months of 1999 totaled $157.1 million or $1.35 per share compared to last year's net earnings of $153.9 million or $1.33 per share for the same period, excluding the impact of the sale of the Santa Cruz factory. Including the impact of the 1998 gain on the sale of the Santa Cruz factory of approximately $6.8 million or $.06 per share, consolidated net earnings for the first six months of 1999 were down $3.5MM or $.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

Current Ratio
The Company has a current ratio (current assets divided by current liabilities) in excess of 3.5 to 1 at June 30, 1999 and December
31, 1998.

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

Most internal systems in our principal business units are Year 2000 ready. Testing will continue throughout the year. Work will continue to move forward on some low-risk equipment and minor issues. Implementing our plan, as it now stands, will allow us to be fully ready by December 31, 1999.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                 (Cont'd)



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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Exhibit Index on page 11.
(b) The Company has not filed a Form 8-K for the three month period ended June 30, 1999.

                            FORM 10-Q

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WM. WRIGLEY JR. COMPANY
                                   (Registrant)



                             By /s/ REUBEN GAMORAN
                                 Reuben Gamoran
                                 Controller
                                 Authorized Signatory and
                                 Chief Accounting Officer





Date August 11, 1999

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

27.       Financial Data Schedule.


--------------------

For copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.