Form 10-Q
period 1999-09-30
WRIGLEY WILLIAM JR CO
filed 1999-11-12
CIK 108601

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549




(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to



For Quarter Ended September 30, 1999  Commission file number: 1-800




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes    X        No        .


93,106,360 shares of Common Stock and 22,661,436 shares of Class B Common Stock were outstanding as of October 15, 1999.


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)



                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                   1999        1998         1999       1998
Revenues:
  Net sales                      $507,501    $493,955   $1,521,878  $1,504,436
  Investment and other income       5,240       4,920       13,210      13,391

      Total revenues              512,741     498,875    1,535,088   1,517,827

Costs and expenses:
  Cost of sales                   208,403     207,140      627,733     634,387
  Gain related to
    factory closure                    --          --           --     (10,404)
  Selling, distribution, and
    general administrative        192,942     182,887      565,389     546,429
  Interest                            174         165          538         529

      Total costs and expenses    401,519     390,192    1,193,660   1,170,941

Earnings before income taxes      111,222     108,683      341,428     346,886

Income taxes                       33,622      35,588      106,689     113,143

Net earnings                      $77,600     $73,095     $234,739    $233,743

Net earnings per average share
  of common stock (basic
  and diluted)                      $0.67       $0.63        $2.02       $2.02

Dividends declared per share of
  common stock                      $0.22       $0.20        $0.66       $0.60

Average number of shares
  outstanding for the period      116,100     115,907      116,102     115,916




All amounts in thousands except for per share values.

Notes to financial statements shown on page 5 are an integral part of these statements.


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)


                                                     Nine Months Ended
                                                        September 30,
                                                     1999         1998
OPERATING ACTIVITIES:
  Net earnings                                     $234,739     $233,743
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation                                     44,602       40,469
    Loss on sales of property, plant,
      and equipment                                     315          (40)
    Gain related to factory closure                      --      (10,404)
    (Increase) in:
      Accounts receivable                           (43,711)     (49,295)
      Inventories                                   (23,054)     (16,709)
      Other current assets                           (2,639)      (6,492)
      Other assets and deferred charges              (8,262)     (11,086)
    Increase (decrease) in:
      Accounts payable                                4,530       24,250
      Accrued expenses                               42,017       22,022
      Income and other taxes payable                 19,468       13,593
      Deferred taxes                                 (2,233)       8,396
      Other noncurrent liabilities                     (985)         459

  Net cash provided by operating activities         264,787      248,906

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment       (80,145)     (90,907)
  Proceeds from property retirements                  6,053        8,795
  Purchases of short-term investments               (31,690)     (96,766)
  Maturities of short-term investments               79,031       80,307

  Net cash used in investing activities             (26,751)     (98,571)

FINANCING ACTIVITIES:
  Dividends                                         (74,308)     (68,398)
  Common stock purchased                             (7,970)      (7,441)

  Net cash used in financing activities             (82,278)     (75,839)

Effect of exchange rate changes on cash and
  cash equivalents                                   (3,022)     (17,528)

Net increase in cash and cash equivalents           152,736       56,968
Cash and cash equivalents at beginning of period    214,572      206,627

Cash and cash equivalents at end of period         $367,308     $263,595




SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                   $88,272      $92,988
Interest paid                                          $253         $997
Interest and dividends received                     $12,660      $13,518




All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                 September 30,     December 31,
              1999             1998
Current assets:
  Cash and cash equivalents                           $367,308        $214,572
  Short-term investments, at amortized cost             89,564         137,112
  Accounts receivable
    (less allowance for doubtful accounts;
     9/30/99- $7,705; 12/31/98- $7,564)                208,478         171,537

  Inventories -  Finished goods                         63,779          64,934
                 Raw materials and supplies            209,950         191,174
                                                       273,729         256,108

  Other current assets                                  49,577          48,816
  Deferred income taxes - current                       13,549          15,027
    Total current assets                             1,002,205         843,172

Marketable equity securities at fair value              41,423          39,888
Deferred charges and other assets                      100,071          92,183
Deferred income taxes - noncurrent                      28,063          25,522

Property, plant, and equipment, at cost              1,030,602         988,781
Less accumulated depreciation	                         494,905         468,691
  Net property, plant, and equipment                   535,697         520,090
        Total assets                                $1,707,459      $1,520,855

Current liabilities:
  Accounts payable                                     $79,180         $76,691
  Accrued expenses                                     108,275          67,848
  Dividends payable                                     25,543          23,222
  Income and other taxes payable                        67,998          49,491
  Deferred income taxes - current                          780           1,374
    Total current liabilities                          281,776         218,626

Deferred income taxes - noncurrent                      40,109          40,312
Other noncurrent liabilities                           101,870         104,885
Stockholders' equity:
  Preferred stock  (no par value)
      Authorized - 20,000 shares
      Issued - None
  Common stock  (no par value)
      Authorized - 400,000 shares
      Issued and outstanding -
          93,443 shares at 9/30/99;
          93,007 shares at 12/31/98                     12,459          12,401
  Class B common stock  (convertible)
      Authorized - 80,000 shares
      Issued and outstanding -
          22,777 shares at 9/30/99;
          23,214 shares at 12/31/98                      3,037           3,095
  Additional paid-in capital                               (19)            272
  Retained earnings                                  1,342,727       1,184,617
  Common stock in treasury, at cost -
    (9/30/99; 216 shares; 12/31/98-111 shares)         (13,755)         (6,712)
  Other comprehensive income:
    Foreign currency translation adjustment            (86,441)        (61,339)
    Unrealized holding gains on marketable
      equity securities                                 25,696          24,698
    Total other comprehensive income                   (60,745)        (36,641)
        Total stockholders' equity                   1,283,704       1,157,032
        Total liabilities & stockholders' equity    $1,707,459      $1,520,855



All amounts in thousands.
Notes to financial statements shown on page 5 are an integral part of these statements.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1  (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

1. The Consolidated Statement of Earnings (Condensed) for the three month and nine month periods ended September 30, 1999 and 1998, respectively, the Consolidated Statement of Cash Flows
(Condensed) for the nine month periods ended September 30, 1999 and 1998, and the Consolidated Balance Sheet (Condensed) at September 30, 1999, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 1998 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1998 consolidated financial statements and related notes, which are an integral part thereof. Certain amounts recorded in 1998 have been reclassified to conform to the 1999 presentation.

2. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3. In the first quarter of 1998, the Company sold its real estate holding in Santa Cruz, California and recorded a pretax gain of approximately $10,404,000 and net earnings of approximately $6,763,000 or $0.06 per share. Proceeds from the sale of $7,434,000 are included in proceeds from property retirements in the Consolidated Statement of Cash Flows.

4. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars):


                                                 Decrease to
                                                 Stockholders' Equity
   Third Quarter                                1999             1998
   Balance at July 1                           $94,138          $71,283
   Translation adjustment for
     the third quarter                          (7,697)           7,028
   Balance at September 30                     $86,441          $78,311

                                                      Decrease to
                                                 Stockholders' Equity
   Nine Months                                  1999             1998
   Balance at January 1                        $61,339          $65,034
   Translation adjustment for
     the first nine months                      25,102           13,277
   Balance at September 30                     $86,441          $78,311



5. An analysis of comprehensive income is provided below
  (in thousands of dollars):


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1999      1998        1999      1998
   Net earnings                        $77,600   $73,095    $234,739  $233,743

   Other comprehensive income, before tax:
     Foreign currency translation
       adjustments                       7,697    (7,028)    (25,102)  (13,277)
     Unrealized holding gains
       (losses) on securities           (3,272)    3,129       1,536     4,815
   Other comprehensive income
     (loss), before tax                  4,425    (3,899)    (23,566)   (8,462)
   Income tax (expense) benefit
     related to items of other
     comprehensive income                1,145    (1,095)       (538)   (1,685)
   Other comprehensive income
     (loss), net of tax                  5,570    (4,994)    (24,104)  (10,147)

   Total comprehensive income          $83,170   $68,101    $210,635  $223,596


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1  (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


6. Segment Information

Management organizes the chewing-gum business by geographic regions. Intercompany suppliers of flavors, gumbase, and wrapping materials are classified as "All Other". For operating profits, "All Other" also includes costs incurred at the corporate office, net of royalties received from associated companies.

Information by geographic region is as follows:



   Net Sales
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                      1999       1998        1999        1998
   North America, principally U.S. $208,858   $203,508     $619,666   $623,747
   Europe                           231,034    229,667      682,150    675,872
   Asia/Pacific/Latin America        67,144     58,598      216,973    198,638
   All Other                         40,428     38,267      119,437    117,360

   Gross Sales                      547,464    530,040    1,638,226  1,615,617
   Intersegment Sales               (39,963)   (36,085)    (116,348)  (111,181)
   Net Sales                       $507,501   $493,955   $1,521,878 $1,504,436



Intersegment Sales are sales mainly from intercompany suppliers of flavors and gumbase to the Company's chewing gum production facilities worldwide. Such revenues are valued on a cost-plus basis.



   Operating Profits

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                      1999      1998         1999       1998
   North America, principally U.S.   $49,244   $54,098     $155,909   $166,571
   Europe                             55,576    49,688      153,396    145,045
   Asia/Pacific/Latin America         11,716     6,000       39,962     26,775
   All Other                          (6,564)   (3,376)     (15,204)   (11,996)
   Operating Profits                 109,972   106,410      334,063    326,395
   Other Income                        1,250     2,273        7,365     10,087

   Earnings Before Income Taxes
     and Factory Sale                111,222   108,683      341,428    336,482
   Gain related to Factory Sale           --        --           --     10,404

   Earnings Before Income Taxes     $111,222  $108,683     $341,428   $346,886



   Management separates non-operating items such as foreign currency transaction gains and losses, investment income, and miscellaneous income and expense from operating profits. The non-operating items are classified as "Other Income".

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales
Net sales for the third quarter were $507.5 million, up $13.5 million or 3% versus the third quarter of 1998. Favorable mix mainly from premium priced products in Europe increased sales by approximately 3%. In addition, higher shipments mostly in certain international markets increased sales revenue by 2%. This was offset somewhat by translation of weaker European currencies to the U.S. dollar which reduced sales by roughly 2%.

Net sales for the first nine months were $1,521.9 million, up $17.5 million or 1% versus the first nine months of 1998. Favorable mix mainly from premium priced products in Europe increased sales by approximately 3% partially offset by translation of weaker European currencies to the U.S. dollar which reduced sales by 2%. Lower shipments in Russia and the U.S. were offset by higher shipments in the balance of the international markets.


Investment and Other Income
Investment and other income for the third quarter was $5.2 million, an increase of $0.3 million or 6% versus the third quarter of last year mainly due to higher cash balances in both the U.S. and certain international markets.

Investment and other income for the first nine months was $13.2 million, down $0.2 million or 1% versus the first nine months of last year.


Cost of Sales and Gross Profit
Cost of sales for the third quarter was $208.4 million, an increase of $1.3 million or 1% versus the third quarter of 1998. Higher shipments in certain international markets increased cost of sales by 2% and translation of weaker European currencies to the U.S. dollar reduced cost of sales by 1%.

Gross profit was $299.1 million and $286.9 million for the third quarters of 1999 and 1998, respectively. The gross profit percentage was 58.9%, up from 58.1% in the third quarter of 1998, mainly due to a favorable mix of products in Europe.

Cost of sales for the first nine months was $627.7 million, down $6.7 million or 1% versus the first nine months of 1998. Lower shipments in Russia and the U.S. were mostly offset by higher shipments in the balance of the international markets, with these netting to reduce cost of sales by roughly 1%. Translation of weaker European currencies to the U.S. dollar reduced cost of sales by 1% and was offset by unfavorable product mix and slightly higher product costs, which increased cost by sales by 1%.

Gross profit for the first nine months of 1999 was $894.2 million, up $24.2 million or 3% from the same period last year. The gross profit percentage was 58.8%, up from 57.8% in the first nine months of 1998, mainly due to a favorable mix of products in Europe.


Selling, Distribution, and General Administrative Expenses Consolidated selling, distribution, and general administrative expenses for the third quarter were $192.9 million, an increase of $10.0 million or 5% from the same period last year. The increase is mainly due to higher brand support spending and administrative costs in the U.S.

For the first nine months of 1999, consolidated selling, distribution, and general administrative expenses were $565.4 million, up $19.0 million or 3% from the same period last year. The increase is mainly due to higher brand support spending in Europe and the U.S. and higher administrative costs in the U.S. partially offset by translation of weaker European currencies to the U.S. dollar.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Income Taxes
Income taxes for the third quarter were $33.6 million, down $2.0 million or 6% from the third quarter of 1998. Pretax earnings were $111.2 million, an increase of $2.5 million or 2%. The consolidated effective tax rate was 30.2% compared to 32.7% for the same period last year. The lower effective tax rate is mainly due to a favorable mix of pretax earnings and effective tax planning.

Income taxes for the first nine months of 1999 were $106.7 million, down $6.4 million or 6% from the first nine months of 1998. Pretax earnings were $341.4 million, a decrease of $5.4 million or 2%.
The consolidated effective tax rate was 31.2% compared to 32.6% for the same period last year. The lower effective tax rate is mainly due to a favorable mix of pretax earnings and effective tax planning.

Net Earnings
Consolidated net earnings for the third quarter of 1999 totaled
$77.6 million or $0.67 per share compared to last year's net earnings of $73.1 million or $0.63 per share for the same period.

Consolidated net earnings for the first nine months of 1999 totaled $234.7 million or $2.02 per share compared to last year's net earnings of $226.9 million or $1.96 per share for the same period, excluding the impact of the sale of the Santa Cruz factory. Including the impact of the 1998 gain on the sale of the Santa Cruz factory of approximately $6.8 million or $0.06 per share, consolidated net earnings for the first nine months of 1999 increased $1.0MM.

LIQUIDITY AND CAPITAL RESOURCES

Current Ratio
The Company has a current ratio (current assets divided by current liabilities) in excess of 3 to 1 at September 30, 1999 and December 31, 1998.

Additions to Property, Plant, and Equipment
Capital expenditures for 1999 are expected to be about $130 million compared to 1998 expenditures of $148 million and are expected to be funded from the Company's cash flow from operations.

Common Stock Repurchases
On August 18, 1993, the Board of Directors authorized the Company to purchase from time to time shares of the Company's Common Stock not to exceed $100 million in aggregate price. On September 23, 1999, the Company began repurchasing shares. As of October 31, 1999, the Company has purchased 994,000 shares at a cost of approximately $70 million under this authorization.

In addition to the August 18, 1993 authorization, on October 26,
1999, the Board of Directors authorized the Company to purchase from time to time additional shares of the Company's Common Stock not to exceed $200 million in aggregate price.

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

Most internal systems in our principal business units are Year 2000 ready. Testing will continue throughout the remainder of the year. Work will continue to move forward on some low-risk equipment and minor issues. Implementing our plan, as it now stands, will allow us to be fully ready by December 31, 1999.

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

The Company expects to incur approximately $15,000,000, including approximately $2,000,000 of capital spending, on all of its Year 2000 efforts. Approximately $5,000,000 was incurred in 1997 and $7,500,000 in 1998, with the remaining portion expected to be incurred in 1999. As of September 30, 1999, approximately $14,000,000 has been incurred to date.

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

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Forward-Looking Statements (cont'd)
Important factors that may influence the operations, performance, development and results of the Company's business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or underutilization of manufacturing capacity; political or economic instability in local markets; competition; retention of preferred retail space; effective marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; accounting policies and practices; and failure of the Company's suppliers, customers or business partners to be Year 2000 ready.

We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Exhibit Index on page 12.
(b) The Company has not filed a Form 8-K for the three month period ended September 30, 1999.

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




Date:  November 12, 1999

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