Form 10-K
period 1999-12-31
WRIGLEY WILLIAM JR CO
filed 2000-03-24
CIK 108601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]			ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

[   ]			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file
                                                 number 1-800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2000, there were outstanding 91,865,823 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 31, 2000) held by non-affiliates was approximately $5,631,137,694. As of January 31, 2000 there were outstanding 22,522,373 shares of Class B Common Stock, no par value.
 Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 31, 2000 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $6,422,599,248. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement, dated
February 4, 2000 for the March 6, 2000 Annual Meeting of
Stockholders, and of the 1999 Annual Report to Stockholders, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

	PART I

Item 1.  Business

(a)  General Development of Business.

(1) General information. From 1891 to 1903, the Company was operated as a partnership until its incorporation in Illinois as Wm. Wrigley, Jr. & Co. in December 1903. In November 1910, the Company was reincorporated under West Virginia law as Wm. Wrigley Jr. Company the ("Company"), and in October 1927, was reincorporated under the same name under Delaware law.

Throughout its history, the Company has concentrated on one principal line of business: manufacturing and marketing quality chewing gum products.

(2)  Not applicable.

(b)  Financial Information About Industry Segments.

The Company's principal business of manufacturing and selling chewing gum constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets.
 Financial information on segments, as defined under generally accepted accounting principles, is set forth on pages 20 and 21 of the Company's Annual Report to Stockholder's for the fiscal year ended 1999, under the caption "Segment Information" which information is incorporated herein by reference.

(c)  Narrative Description of Business.

(1) Business conducted. The following is a description of the business conducted and intended to be conducted by the Company and its wholly-owned associated companies:

(i) Principal products, markets and methods of distribution. The Company's principal business is manufacturing and selling chewing gum, both in the United States and abroad.

The Company's brands manufactured and available in the United States are: WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT, BIG RED and WINTERFRESH which account for a majority of the Company's sales volume; FREEDENT, a specially formulated chewing gum which does not stick to most types of dental work, available in three flavors; EXTRA sugarfree chewing gum, available in four flavors and as bubble gum; and ECLIPSE a sugarfree pellet gum, available in two flavors.

Except for BIG RED and WINTERFRESH, which have limited availability overseas, and ECLIPSE, which is currently being test marketed in Australia, the above Wrigley brands are also commonly available in many international markets. Additional brands manufactured and marketed abroad are: ORBIT, EXTRA and FREEDENT sugarfree gums in both pellet and stick form in various flavors, ARROWMINT, COOL CRUNCH, DULCE 16, EXCEL, JUICY FRUIT and P.K chewing gums in sugar coated pellet form, sugarfree WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT, AIRWAVES in sugarfree pellet form, ICEWHITE sugarfree stick gum and bubble gums HUBBA BUBBA in various flavors, BIG BOY and BIG G.

The Company's ten largest markets, by shipments, outside of the United States in 1999 were, in alphabetical order, Australia, Canada, China, France, Germany, Philippines, Poland,
Russia, Taiwan and the United Kingdom.

Chewing gum is manufactured in three factories in the United
States and twelve factories in other countries. Three domestic wholly owned associated companies also manufacture products other than chewing gum. Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BUBBLE TAPE, BIG LEAGUE CHEW and other uniquely packaged confections, and two adult chewing gum items, STAY ALERT caffeine gum and EVEREST powerful mint gum, also has various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies as an important part of its total business. Amurol is also developing export markets, currently the largest being Canada, Mexico and Japan.
 The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies.

In 1979, the Company organized its domestic converting operations under the name of Wrico Packaging Division as a separate operating unit of the Company. This division was created to help further the Company's capability to produce improved packaging materials. Currently, Wrico produces about 27% of the Company's domestic printed and other wrapping supplies.

The Company markets chewing gum primarily through distributors wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets. Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities. Customer orders are usually received by mail, electronically, telephone or telefax and are generally shipped by truck from factory warehouses or leased warehousing facilities. Consumer purchases at the retail level are generated primarily through the Company's advertisements on television and radio, and in newspapers and magazines.

(ii) New products. In Europe, EXTRA for Kids, ORBIT for Kids, AIRWAVES and ICEWHITE were added to the product line. In the United States, ECLIPSE, a sugarfree pellet product, was introduced in 1999.
 Additional or improved flavors were also introduced for some product lines in various markets.

(iii) Sources and availability of raw materials. Raw materials blended to make chewing gum base are available from suppliers and in the open market.

Sugar, corn syrup, flavoring oils, polyols and aspartame are obtained in the open market, or under contracts, from suppliers in various countries. All other ingredients and necessary packaging materials are also purchased and available on the open market.

(iv) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately fifty patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum and continuous chewing gum manufacturing, are deemed of material importance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2017.

Trademarks are of material importance to the Company and are registered and maintained for all brands of the Company's chewing gum on a worldwide basis.

(v) Seasonality. On a consolidated basis, sales normally are relatively consistent throughout the year.

(vi) Working capital items. Inventory requirements of the Company are not materially affected by seasonal or other factors. In general, the Company does not offer its customers extended payment terms. The Company believes these conditions are not materially different from those of its competitors.

(vii) Customers. The Company's products are distributed through more than 3,000 customers throughout the United States alone.
 No single domestic or foreign customer accounts for as much as 10% of consolidated sales or revenues.

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

(x) Competitive conditions. The chewing gum market is an intensely competitive one in the United States and in most international markets. Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States. Outside sources estimate that Wrigley brands account for approximately 50% of the total chewing gum product unit sales in the United States. The Company's principal competitors in the United States are the Warner-Lambert Company and RJR Nabisco Holdings Corp.

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

(xiii) Employees. As of December 31, 1999, the Company employed approximately 9,300 persons worldwide.

(d)  Financial Information About Foreign and Domestic Operations and
Export Sales.

Information concerning the Company's operations in different geographic areas for the years ended December 31, 1999, 1998 and 1997 is hereby incorporated by reference from the 1999 Annual Report to Stockholders, on pages 20 and 21, under the caption "Segment
Information," and on pages 24 and 25 under the caption "Results of Operations."

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

Floor Area
Property and Location					(Square Feet)

CHEWING GUM FACTORIES
     Chicago, Illinois		1,279,000
     Gainesville, Georgia		495,300
     Yorkville, Illinois		   225,000(a)
     Asquith, N.S.W., Australia		116,700
     Salzburg, Austria		22,800
     Don Mills, Ont., Canada		135,200
     Plymouth, England		282,000
     Biesheim, France		417,100
     Bangalore, India		40,100
     Nairobi, Kenya		79,600
     Guangzhou, China, P.R.C.		   199,400(b)
     Antipolo, Philippines		105,700
     Poznan, Poland		215,600
     Taipei, Taiwan, R.O.C.		70,500
     St. Petersburg, Russia		111,000


     RAW MATERIALS PROCESSING FACTORIES

     West Chicago, Illinois		40,300
     Edison, New Jersey		536,000
     Biesheim, France		72,000

     OFFICE BUILDING

     Wrigley Building, Chicago, Illinois		   453,400(c)



(a) Does not include a 170,000 square foot leased warehouse facility located in Naperville, Illinois.

(b)  In China, the Company has a 50 year lease with the Guangzhou
Economic Technological Development Zone for the land upon which the factory is located.

(c) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 1999, the Company's offices occupied approximately 159,000 of the 453,400 square feet of rentable space in the building.

In the case of each factory listed above, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Executive Officers of the Registrant

All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors following the
Annual Meeting of Stockholders.  The positions and ages listed below are as of January 31, 2000.  There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

						Effective
Name and Age				Position(s) with Registrant							Date(s)

William Wrigley, Jr., 36		     President and Chief Executive Officer				since 1999
	     Vice President					 1991-1999
	     Assistant to the President					 1985-1992
John F. Bard, 58	     Executive Vice President						since 1999
	     Senior Vice President						 1991-1999
Peter R. Hempstead, 48 (a)	    Senior Vice President-International				since 1999
Ronald V. Waters, 47 (b)	     Senior Vice President and Chief Financial Officer		since 1999
Martin J. Geraghty, 63		     Group Vice President-Worldwide Manufacturing			since 1999
	     Senior Vice President-Manufacturing				 1989-1999
Donald E. Balster, 55	     Vice President-Manufacturing					since 1999
	     Vice President-Production						 1994-1999
		     Senior Director-U.S. Production					 1991-1994
Gary R. Bebee, 53	     Vice President-Customer Marketing					since 1993
	     Assistant Vice President-Marketing					 1989-1993
David E. Boxell, 58	     Vice President-Personnel						since 1992
Shaun Kim, 56	     Vice President-Engineering					since 1994
	     Senior Director-Engineering					 1988-1994
Dennis R. Mally, 57 	     Vice President-Information Services				since 1995
	     Director-Information Services					 1993-1994
Dushan Petrovich, 46	     Vice President-Organizational Development			since 1999
	     Vice President-Controller						 1996-1999
	     Vice President-Treasurer						 1993-1995
	     Treasurer							 1992
Wm. M. Piet, 56	     Vice President-Corporate Affairs					since 1988
	     Corporate Secretary						 1984-1998
	     Assistant to the President					since 1995
John A. Schafer, 58	     Vice President-Purchasing						since 1991
Philip G. Schnell, 55	     Vice President-Research & Development				since 1994
	     Senior Director-Research & Development				 1988-1994
Christafor E. Sundstrom, 51   	Vice President-Product and Technical Development		since 1999
	     Vice President-Corporate Development				 1988-1999
Philip G. Hamilton, 59	     Vice President-International					since 1993
	     Managing Director, The Wrigley
	      Company Limited, England						since 1986
Jon Orving, 50	     Vice President-International					since 1993
	     Managing Director, Wrigley
	     Scandinavia AB, Sweden						since 1983
Stefan Pfander, 56	     Managing Director-Europe						since 1996
	     Vice President-International					since 1992
	     Co-Managing Director of Wrigley
	     GmbH, Munich, Germany						since 1981
Reuben Gamoran, 39 (c)	     Controller						since 1999
	     Controller-International						1996-1999
Philip C. Johnson, 54		     Senior Director, Benefits & Compensation			since 1995
		     Assistant Vice President-Personnel					 1991-1995
Howard Malovany, 49 (d)	     Secretary and General Counsel					since 1998
Alan J. Schneider, 54 (e)     Treasurer						since 1996

(a)   Mr. Hempstead joined the Company in 1999 as Senior Vice
President-International assuming responsibility for the international sales and marketing organization. Before joining the Company, Mr. Hempstead had a 23 year tenure at Procter & Gamble Company, most recently as Vice President of their European pharmaceutical operations in the U.K., Ireland, Holland, Italy and Spain.

(b)  Mr. Waters joined the Company in 1999 as Senior Vice
President and Chief Financial Officer assuming responsibility for the Company's accounting, treasury, tax, internal audit and strategic planning functions. Before joining the Company, Mr. Waters spent the last seven years with The Gillette Company, most recently as Corporate Controller.

	(c) Mr. Gamoran was elected Controller in 1999 with responsibility for the Company's accounting function. Prior to being elected Controller, he held various positions during his 14 years with the Company, most recently as Controller-International.

(d) Mr. Malovany joined the Company in 1996 assuming responsibility for the Company's legal function. Before joining the Company, from 1993-1996 Mr. Malovany was Secretary and Senior Counsel of Outboard Marine Corporation, a manufacturer and distributor of recreational marine products.

(e)  Mr. Schneider joined the Company in August 1996 as
Treasurer with responsibility for treasury and tax functions. He previously served CBI Industries, Inc. of Oak Brook, Illinois, an international manufacturer of industrial gases and metal plate surfaces, as Vice President-Finance and Chief Financial Officer, having joined that company in 1987 and serving in various financial capacities over the years, including Controller and Vice President.

At the meeting of the Board of Directors immediately following the annual stockholders meeting of March 6, 2000, all officers set forth in the schedule above were re-elected for a one-year term to their positions in the Company.

	PART II

Item 5.  Market for Registrant's Common Stock, Dividend and
Stockholder
Information

At December 31, 1999, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

As of January 31, 2000, there were 38,138 stockholders of record holding Common Stock and 3,594 stockholders of record holding Class
B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, for the two-year period ended December 31, 1999, is set forth in the Company's 1999 Annual Report to Stockholders, on page 27, under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

Item 6.  Selected Financial Data

An eleven-year summary of selected financial data for the Company is set forth in the Company's 1999 Annual Report to Stockholders under the following captions and page numbers:
"Operating Data" and "Other Financial Data", on pages 28 and 29, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is set forth in the Company's 1999 Annual Report to Stockholders on pages 24 through 26 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure about market risk is set forth on page 26 of the Company's 1999 Annual Report to Stockholders under the heading
"Market Risk" and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Company's audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are set forth in the Company's 1999 Annual Report to Stockholders on pages 9 through 23 and selected unaudited quarterly data-consolidated results, for the years ended December 31, 1999 and 1998 are set forth in the Company's 1999 Annual Report to Stockholders on page 27, and all such pages are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None.

	PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors and nominees for directorship is set forth in the Company's definitive Proxy Statement, dated February 4, 2000, for the Annual Meeting of Stockholders on March 6, 2000, on pages 2 and 3, under the caption "Election of Directors" and is incorporated herein by reference. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in Part I hereof.

Item 11.  Executive Compensation

Information regarding the compensation of directors and executive officers is set forth in the Company's definitive Proxy Statement, dated February 4, 2000, for the Annual Meeting of Stockholders on March 6, 2000, on pages 6 and 7, and 11 through 18 under the general captions "Compensation of Directors" and "Executive Compensation", respectively, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company's definitive Proxy Statement, dated February 4, 2000, for the Annual Meeting of Stockholders on March 6, 2000, on pages 4 through 6 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 4, 2000, for the Annual Meeting of Stockholders on March 6, 2000 under the following caption and page number: "Security Ownership of Certain Beneficial Owners", on page 5, regarding the Offield family and Mr. Wrigley, Jr.

	PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
8-K

      (1) 1,2.  Financial Statements and Financial Statement Schedule

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

Date:  March 24, 2000					WM. WRIGLEY JR. COMPANY
     (Registrant)

By: /s/ RONALD V. WATERS
    Ronald V. Waters
 Senior Vice President and
  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature				Title

         *            		President, Chief
William Wrigley, Jr.		Executive Officer,
							Director

/s/ RONALD V. WATERS  		Senior Vice President and
Ronald V. Waters			Chief Financial Officer

/s/ REUBEN GAMORAN    		Controller
Reuben Gamoran			(Principal Accounting Officer)

         *            		Director
Thomas A. Knowlton

         *            		Director
Penny Pritzker

         *            		Director
Melinda R. Rich

         *            		Director	*By  /s/    HOWARD MALOVANY
Steven B. Sample		                     Howard Malovany
 Attorney-in-Fact
         *            		Director
Alex Shumate							Date:  March 24, 2000

         *            		Director
Richard K. Smucker

Exhibit 23.

	CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 24, 2000, included in the 1999 Annual Report to Stockholders of Wm.
Wrigley Jr. Company.

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

We also consent to the incorporation by reference in the Registration Statements pertaining to the Special Investment and Savings Plan for Wrigley Employees (33-15061 (1987) and 33-43738 (1991)), the Wm.
Wrigley Jr. Company Management Incentive Plan (33-22788 (1988)) and the 1997 Management Incentive Plan (333-48715 (1998)), respectively, of our report dated January 24, 2000, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1999.




 /s/ERNST & YOUNG LLP
    Ernst & Young LLP


Chicago, Illinois
March  24, 2000



	WM. WRIGLEY JR. COMPANY


	INDEX TO FINANCIAL STATEMENTS
	AND FINANCIAL STATEMENT SCHEDULES
	(Item 14(a))


		                Reference
		Form	         Annual Report
		10-K	              to
		Report            Stockholders
Data incorporated by reference from the 1999 Annual Report
 to Stockholders of Wm. Wrigley Jr. Company:
   Consolidated balance sheet at December 31, 1999 and 1998......						10-11
   For the years ended December 31, 1999, 1998 and 1997:
       Consolidated statement of earnings........................						    9
       Consolidated statement of cash flows......................						   12
       Consolidated statement of stockholders' equity
       		including comprehensive income....................						   13
       Accounting policies and notes to consolidated financial
       		statements........................................						14-21
Consolidated financial statement schedule for the years ended
        December 31, 1999, 1998 and 1997:
	Valuation and qualifying accounts..............................	  F-2


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or accounting policies and notes thereto.

With the exception of the pages listed in the above index and the Items referred to in Items, 1,5,6,7, and 8 of this Form 10-K Report, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Report.

	WM. WRIGLEY JR. COMPANY

	Schedule II - Valuation and Qualifying Accounts
	Years ended December 31, 1999, 1998 and 1997
	(In Thousands)


Column A			 Column B   		Column C  				  Column D   		  Column E
              Additions
		Balance at	Charged to
		Beginning		Costs and		Charged to						  Balance at
Description			of Period		Expenses 		Other Accounts	 	Deductions(A)		End of Period

1999
   Allowance for
    doubtful accounts...	  $7,564    	  $4,685    	       --      	  $3,055   		   $9,194

1998:
   Allowance for
    doubtful accounts...	  $7,524    	   1,456      	       --     		   1,416    		    7,564

1997:
   Allowance for
    doubtful accounts...	  $8,538     	   1,434     	       --      	   2,448     		      7,524



(A)  Uncollectable accounts written-off, net of recoveries.

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 14(a))

Exhibit
Number			Description of Exhibit

Proxy Statement of the Registrant, dated February 4, 2000, for the March 6, 2000 Annual Meeting of Stockholders, is hereby incorporated by reference.

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

13.      1999 Annual Report to Stockholders of the Registrant.

21.      Subsidiaries of the Registrant.

23.      Consent of Independent Auditors.  (See page 10)

24.      Power of Attorney.

27.	     Financial Data Schedule.

99.	     Forward-Looking Statements.



Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.