Form 10-Q
period 2000-03-31
WRIGLEY WILLIAM JR CO
filed 2000-05-11
CIK 108601

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549




(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to



For Quarter Ended        March 31, 2000           Commission file number:
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


91,644,066 shares of Common Stock and 22,472,399 shares of Class B Common Stock were outstanding as of April 14, 2000.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)



                                   Three Months Ended
                                         March 31,
                                    2000       1999

Revenues:
  Net sales                      $503,291     481,046
  Investment and other income       3,732       3,901

      Total revenues              507,023     484,947

Costs and expenses:
  Cost of sales                   202,806     199,724
  Selling, distribution, and
    general administrative        195,094     180,548
  Interest                            193         173

      Total costs and expenses    398,093     380,445

Earnings before income taxes      108,930     104,502

Income taxes                       34,325      34,853

Net earnings                      $74,605      69,649

Net earnings per average share
  of common stock (basic
  and diluted)                      $0.65        0.60

Dividends declared per share of
  common stock                      $0.35        0.22

Average number of shares
  outstanding for the period      114,248     116,107





All amounts in thousands except for per share values.

Notes to financial statements shown on page 5 are an integral part of these statements.


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                  Three Months Ended
                                                        March 31,
2000 1999

OPERATING ACTIVITIES:

  Net earnings                                     $ 74,605       69,649
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation                                     15,271       13,722
    Gain on sales of property, plant,
      and equipment                                     136           58
    (Increase) decrease in:
      Accounts receivable                           (23,646)     (36,418)
      Inventories                                    (7,852)     (13,070)
      Other current assets                           (1,636)       1,802
      Other assets and deferred charges                 911      (12,447)
    Increase (decrease) in:
      Accounts payable                                3,104         (455)
      Accrued expenses                               24,565       27,401
      Income and other taxes payable                 19,212       21,229
      Deferred taxes                                    276       (1,039)
      Other noncurrent liabilities                      (54)       8,145

  Net cash provided by operating activities         104,892       78,577

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment       (21,527)     (24,206)
  Proceeds from property retirements                  1,086        4,367
  Purchases of short-term investments               (19,086)     (14,322)
  Maturities of short-term investments                8,729       14,615

  Net cash used in investing activities             (30,798)     (19,546)

FINANCING ACTIVITIES:
  Dividends paid                                    (39,957)     (23,222)
  Common stock purchased                            (40,121)      (1,073)
  Net cash used in financing activities             (80,078)     (24,295)
Effect of exchange rate changes on cash and
  cash equivalents                                   (4,226)      (5,427)

Net(decrease)increase in cash and cash equivalents  (10,210)      29,309
Cash and cash equivalents at beginning of period    288,386      214,572

Cash and cash equivalents at end of period         $278,176      243,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                  $ 16,730       11,941
Interest paid                                      $    126           90
Interest and dividends received                    $  3,394        3,309



All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.




FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                   March 31,      December 31,
                                                     2000             1999
Current Assets:
  Cash and cash equivalents                         $  278,176         288,386
  Short-term investments, at amortized cost             28,883          18,528
  Accounts receivable
    (less allowance for doubtful accounts;
     3/31/00 - $8,565; 12/31/99 - $9,194)              201,017         181,720
  Inventories -  Finished goods                         61,184          60,885
                 Raw materials and supplies            201,194         196,785
                                                       262,378         257,670

  Other current assets                                  43,159          42,301
  Deferred income taxes - current                       14,951          15,141
    Total current assets                               828,564         803,746

Marketable equity securities at fair value              41,240          43,201
Deferred charges and other assets                      113,820         114,796
Deferred income taxes - noncurrent                      26,919          26,862

Property, plant, and equipment, at cost              1,066,275       1,062,775
Less accumulated depreciation                          508,228         503,635
  Net property, plant, and equipment                   558,047         559,140
        Total assets                                $1,568,590       1,547,745

Current liabilities:
  Accounts payable                                  $   88,124          86,583
  Accrued expenses                                      98,088          74,816
  Dividends payable                                     39,981          40,073
  Income and other taxes payable                        67,072          49,654
  Deferred income taxes - current                          372             699
    Total current liabilities                          293,637         251,825

Deferred income taxes - noncurrent                      44,334          44,963
Other noncurrent liabilities                           110,746         112,182
Stockholders' equity:
  Preferred stock  (no par value)
      Authorized - 20,000 shares
      Issued - None
  Common stock  (no par value)
      Authorized - 400,000 shares
      Issued and outstanding -
          93,741 shares at 3/31/00;
          93,607 shares at 12/31/99                     12,495          12,481
  Class B common stock  (convertible)
      Authorized - 80,000 shares
      Issued and outstanding -
          22,480 shares at 3/31/00;
          22,614 shares at 12/31/99                      3,001           3,015
  Additional paid-in capital                               307             273
  Retained earnings                                  1,356,801       1,322,137
  Common stock in treasury, at cost -
    (3/31/00; 2,222 shares; 12/31/99; 1,725 shares)   (164,822)       (125,712)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment           (113,486)       (100,270)
    Unrealized holding gains on marketable
      equity securities                                 25,577          26,851
    Total other comprehensive income                   (87,909)        (73,419)
        Total stockholders' equity                   1,119,873       1,138,775
        Total liabilities & stockholders' equity    $1,568,590       1,547,745






All amounts in thousands.

Notes to financial statements shown on page 5 are an integral part of these statements.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1  (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

1. The Consolidated Statement of Earnings (Condensed) for the three month periods ended March 31, 2000 and 1999, the Consolidated Statement of Cash Flows (Condensed) for the three month periods ended March 31, 2000 and 1999, and the Consolidated Balance Sheet (Condensed) at March 31, 2000, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 1999 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1999 consolidated financial statements and related notes, which are an integral part thereof. Certain amounts recorded in 1999 have been reclassified to conform to the 2000 presentation.

2. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars):



                                                      Decrease to
                                                 Stockholders' Equity
                                                2000             1999

   First Quarter
   Balance at January 1                      $  100,270           61,339
   Translation adjustment for
     the first quarter                           13,216           25,929
   Balance at March 31                       $  113,486           87,268



4. An analysis of comprehensive income is provided below (in thousands of dollars):




                                            Three Months Ended
                                                  March 31,
                                              2000        1999


   Net earnings                              $ 74,605    69,649

   Other comprehensive income, before tax:
     Foreign currency translation
       adjustments                            (13,216)  (25,929)
     Unrealized holding gains
       (losses) on securities                  (1,961)   (2,266)
   Other comprehensive income
     (loss), before tax                       (15,177)  (28,195)
   Income tax (expense) benefit
     related to items of other
     comprehensive income                         687       793
   Other comprehensive income
     (loss), net of tax                       (14,490)  (27,402)

   Total comprehensive income                $ 60,115    42,247

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1  (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


5. Segment Information

Management organizes the chewing-gum business based on geographic regions. During the quarter, management realigned certain geographic regions for internal reporting purposes. The segment information presented for the prior period has been reclassified to reflect this internal reporting change and is comparable to the current period. Information by geographic region is as follows:








Net Sales


                                     Three Months Ended
                                           March 31,
2000 1999


   Americas, principally U.S.      $ 214,852    197,387
   Europe                            201,384    208,350
   Asia                               65,023     54,679
   Pacific                            17,886     16,575
   All Other                           4,146      4,055

   Net Sales                       $ 503,291    481,046




   "All Other" revenue consists primarily of sales of gumbase to customers.




   Operating Profits
                                      Three Months Ended
                                            March 31,
                                       2000        1999

   Americas, principally U.S.      $  49,758     51,362
   Europe                             51,820     51,004
   Asia                               17,710     13,013
   Pacific                             5,190      4,392
   All Other                         (20,393)   (19,397)

   Operating Profits                 104,085    100,374
   Other Income                        4,845      4,128

   Earnings Before Income Taxes    $ 108,930    104,502




   "All Other" operating profits include corporate expenses such as costs related to research and development, information systems, and certain administrative functions.

   Non-operating items such as foreign currency transaction gains and losses, investment income, and miscellaneous income and expense are classified as "Other Income".

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales
Net sales for the first quarter were $503.3 million, up $22.2 million or 5% versus the first quarter of 1999. Higher shipments across all regions increased sales revenue by 5%. In addition, favorable mix mainly from premium priced products in the Americas and Europe regions increased sales by approximately 4%. This was offset by translation of weaker European currencies to the U.S. dollar which reduced sales by roughly 4%.

Investment and Other Income
Investment and other income for the first quarter was $3.7 million, a decrease of $0.2 million or 4% versus the first quarter of last year mainly due to lower cash balances in the U.S.

Cost of Sales and Gross Profit
Cost of sales for the first quarter was $202.8 million, an increase of $3.1 million or 2% versus the first quarter of 1999. Higher shipments across all regions increased cost of sales by 6% and translation of weaker European currencies to the U.S. dollar reduced cost of sales by 4%.

Gross profit was $300.5 million and $281.3 million for the first quarters of 2000 and 1999, respectively. The gross profit percentage was 59.7%, up from 58.5% in the first quarter of 1999.

Selling, Distribution, and General Administrative Expenses
Consolidated selling, distribution, and general administrative expenses for the first quarter were $195.1 million, an increase of $14.5 million or 8% from the same period last year. The increase was mainly due to higher advertising and other marketing spending in the Americas region.

As a percentage of consolidated net sales, the expenses were as follows:




                                      Three Months Ended
                                           March 31,
                                        2000     1999

   Advertising                        15.8%      14.9%
   Selling and Other Marketing        12.9%      12.8%
   Distribution                        2.4%       2.3%
   General and Administrative          7.7%       7.5%
                                      38.8%      37.5%




Income Taxes
Income taxes for the first quarter were $34.3 million, down $0.5 million or 2% from the first quarter of 1999. Pretax earnings were $108.9 million, an increase of $4.4 million or 4%. The consolidated effective tax rate was 31.5% compared to 33.4% for the same period last year. The lower effective tax rate was mainly due to effective tax planning.

Net Earnings
Consolidated net earnings for the first quarter of 2000 totaled $74.6 million or $0.65 per share compared to last year's net earnings of $69.6 million or $0.60 per share for the same period.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities in the first quarter of 2000 was $104.9 million compared with $78.6 million in the first quarter of 1999.

The Company had a current ratio (current assets divided by current liabilities) in excess of 2.8 to 1 at March 31, 2000 and in excess of 3.1 to 1 at December 31, 1999.

Additions to Property, Plant, and Equipment
Capital expenditures for 2000 are expected to be about the same as 1999 expenditures of $127.7 million and are expected to be funded from the Company's cash flow from operations.

Share Repurchases
During the first quarter of 2000, under Board of Director authority, 547,300 shares of Company stock were repurchased for an aggregate price of $40.1 million.

OTHER MATTERS

Year 2000
The Company has completed its Year 2000 readiness initiatives and did not experience any significant problems as a result of the millennium change. In the first quarter of 2000, the Company did not experience any continued business impacts related to this issue.

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

Forward-Looking Statements
Statements contained in this report may be considered to be forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements to comply with the safe harbor under the Act. The Company notes that a variety of factors could cause actual results to differ materially from the anticipated results or expectations expressed in these forward-looking statements.

Important factors that may influence the operations, performance, development and results of the Company's business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or underutilization of manufacturing capacity; political or economic instability in local markets; competition; retention of preferred retail space; effective marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; accounting policies and practices.

We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

FORM 10-Q

PART II - OTHER INFORMATION

Item 4 - 	Submission of Matters to Vote of Security Holders

	The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 6, 2000 to consider the following proposals: (1) the election of directors to serve for the ensuing year; (2) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 2000; and (3) a stockholder proposal. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:


		Proposal 1.  Election of directors.  With each class of stock voting
		together, a total of 317,401,707 votes were eligible to be cast and a
		total of 280,051,367 votes were submitted for each nominee as follows:









	       		Nominee         				 For    			% For 	 	 Withheld
				John F. Bard						279,072,132		99.65		  979,235
				Thomas A. Knowlton				279,057,082		99.64		  994,285
				Penny Pritzker						279,025,498		99.63		1,025,869
				Melinda R. Rich					279,037,224		99.64		1,014,143
				Steven B. Sample					279,027,621		99.63		1,023,746
				Alex Shumate						278,988,372		99.62		1,062,995
				Richard J. Smucker				279,109,431		99.66		  941,936
				William Wrigley, Jr.				279,106,106		99.66		  945,261




		Proposal 2. Ratification of Auditors.  With each class of stock voting
		together, a total of 317,401,707 votes were eligible to be cast and a
		total of 280,051,367 were submitted as follows:

		    					For    		  Against  		  Abstain
							279,170,860		  289,776			590,731

		Proposal 3. Stockholder Proposal. With each class of stock voting together, a total of 317,401,707 were eligible to be cast and a total of 280,051,367 were submitted as follows:

					For    		  Against  		   Abstain 			Uninstructed
				5,851,312		 259,389,151		2,597,551		12,213,353

Item 6 - 	Exhibits and Reports on Form 8-K

(a)	Exhibits reference is made to the Exhibit Index on page 11.
(b)	No form 8-K's were filed during this reporting period.

FORM 10-Q

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WM. WRIGLEY JR. COMPANY
                                            (Registrant)



                                      By
                                              Reuben Gamoran
                                              Controller
                                              Authorized Signatory and
                                              Chief Accounting Officer


Date:  May 11, 2000

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