Form 10-Q
period 2000-06-30
WRIGLEY WILLIAM JR CO
filed 2000-08-11
CIK 108601

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


For Quarter Ended June 30, 2000     Commission file number 1-800


                          WM. WRIGLEY JR. COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 36-1988190
(State or other jurisdiction of                 I.R.S. Employer
 incorporation or organization)                 Identification No.)

     410 North Michigan Avenue
        Chicago, Illinois                                 60611
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

91,423,802 shares of Common Stock and 22,231,563 shares of Class B Common Stock were outstanding as of July 14, 2000.



                                      FORM 10-Q

                       PART I - FINANCIAL INFORMATION - ITEM 1
                               WM. WRIGLEY JR. COMPANY
                   CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)


                                     Three Months Ended           Six Months Ended
                                           June 30,                   June 30,
                                      2000         1999           2000   	   1999
Revenues:
  Net sales                       $   570,224      533,331      1,073,515  1,014,377
  Investment and other income           4,159        4,069          7,891      7,970

      Total revenues                  574,383      537,400      1,081,406  1,022,347

Costs and expenses:
  Cost of sales                       221,957      219,606        424,763    419,330

  Selling, distribution, and
    general administrative            217,079      191,899        412,173    372,447
  Interest                                187          191            380        364

      Total costs and expenses        439,223      411,696        837,316    792,141

Earnings before income taxes          135,160      125,704        244,090    230,206

Income taxes                           43,057       38,214         77,382     73,067

Net earnings                      $    92,103       87,490        166,708    157,139

Net earnings per average share of
  common stock (basic
  and diluted)                    $       .81          .75           1.46       1.35

Dividends declared per share of
  common stock                    $       .35          .22            .70        .44

Average number of shares
  outstanding for the period          113,764      116,104        114,004    116,103




All amounts in thousands except for per share values.


Notes to financial statements beginning on page 5 are an integral part of these statements.




                                      FORM 10-Q

                   PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                               WM. WRIGLEY JR. COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                           Six Months Ended
                                                               June 30,
                                                          2000         1999
OPERATING ACTIVITIES

   Net earnings                                        $166,708      157,139
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                        28,372       28,730
     Loss on sales of property, plant,
       and equipment                                        355          228
     (Increase) decrease in:
       Accounts receivable                              (45,188)     (46,667)
       Inventories                                       (4,085)      (1,927)
       Other current assets                               4,727        1,005
       Other assets and deferred charges                 27,793      (15,101)
     Increase (decrease) in:
       Accounts payable                                   6,078        2,489
       Accrued expenses                                  48,915       36,374
       Income and other taxes payable                    10,973       12,875
       Deferred taxes                                     1,460       (1,765)
       Other noncurrent liabilities                       1,295        6,110

   Net cash provided by operating activities            247,403      179,490

INVESTING ACTIVITIES

   Additions to property, plant, and equipment          (61,357)     (51,758)
   Proceeds from property retirements                     1,732        5,321
   Purchases of short-term investments                  (84,844)     (29,933)
   Maturities of short-term investments                  74,390       29,081

   Net cash used in investing activities                (70,079)     (47,289)

FINANCING ACTIVITIES

   Dividends paid                                       (79,933)     (48,765)
   Common stock purchased                               (75,037)      (1,073)

   Net cash used in financing activities               (154,970)     (49,838)

Effect of exchange rate changes on cash and
  cash equivalents                                       (7,741)      (7,675)

Net increase in cash and cash equivalents                14,613       74,688
Cash and cash equivalents at beginning of period        288,386      214,572

Cash and cash equivalents at end of period             $302,999      289,260

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                      $ 67,446       60,831
Interest paid                                          $    380          284
Interest and dividends received                        $  7,970        7,558



All amounts in thousands.


Notes to financial statements beginning on page 5 are an integral part of these statements.




                                  FORM 10-Q
                   PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
                                WM. WRIGLEY JR. COMPANY
                       CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                       June 30,        December 31,
                                                         2000              1999
Current assets:
  Cash and cash equivalents                          $   302,999          288,386
  Short-term investments, at amortized cost               28,970           18,528
  Accounts receivable
   (less allowance for doubtful accounts;
    6/30/00 - $8,750; 12/31/99-$9,194)                   220,092          181,720
  Inventories -
    Finished goods                                        61,502           60,885
    Raw materials and supplies                           195,245          196,785
                                                         256,747          257,670
  Other current assets                                    36,297           42,301
  Deferred income taxes - current                         14,777           15,141
     Total current assets                                859,882          803,746
Marketable equity securities at fair value                36,394           43,201
Deferred charges and other assets                         86,907          114,796
Deferred income taxes - noncurrent                        25,981           26,862

Property, plant, and equipment, at cost                1,091,534        1,062,775
Less accumulated depreciation                            514,214          503,635
  Net property, plant, and equipment                     577,320          559,140
      Total assets                                   $ 1,586,484        1,547,745

Current liabilities:
  Accounts payable                                   $    90,106           86,583
  Accrued expenses                                       121,886           74,816
  Dividends payable                                       39,783           40,073
  Income and other taxes payable                          58,027           49,654
  Deferred income taxes - current                            594              699
     Total current liabilities                           310,396          251,825

Deferred income taxes - noncurrent                        42,081           44,963
Other noncurrent liabilities                             111,965          112,182

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued and outstanding -
               93,926 shares at 6/30/00;
               93,607 shares at 12/31/99                  12,500           12,481
      Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
              22,295 shares at 6/30/00;
              22,614 shares at 12/31/99                    2,996            3,015
  Additional paid-in capital                                 346              273
  Retained earnings                                    1,409,202        1,322,137
  Common stock in treasury, at cost -
   (6/30/00; 2,698 shares; 12/31/99 - 1,725 shares)     (199,657)        (125,712)

  Accumulated other comprehensive income:
      Foreign currency translation adjustment           (125,772)        (100,270)
      Unrealized holding gains on marketable
        equity securities                                 22,427           26,851
                                                        (103,345)         (73,419)
       Total stockholders' equity                      1,122,042        1,138,775
       Total liabilities & stockholders' equity      $ 1,586,484        1,547,745



All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

                                   FORM 10-Q

                              WM. WRIGLEY JR. COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


1.	   The Consolidated Statement of Earnings (Condensed) for the three month and six month periods ended June 30, 2000 and 1999, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 2000 and 1999, and the Consolidated Balance Sheet (Condensed) at June 30, 2000, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 1999 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1999 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 1999 have been reclassified to conform to the 2000 presentation.

2. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).



                                                   Decrease to
                                               Stockholders' Equity
      Second Quarter                             2000         1999

      Balance at April 1                     $ 113,486       87,268
      Translation adjustment for
       the second quarter                       12,286        6,870

      Balance at June 30                     $ 125,772       94,138

                                                   Decrease to
                                               Stockholders' Equity
      Six Months                                 2000         1999

      Balance at January 1                   $ 100,270       61,339
      Translation adjustment for
       the first six months                     25,502       32,799

      Balance at June 30                     $ 125,772       94,138



4. An analysis of comprehensive income is provided below (in thousands of dollars).



                                           Three Months Ended     Six Months Ended
                                                 June 30,             June 30,
                                            2000        1999       2000      1999
      Net earnings                       $ 92,103      87,490     166,708  157,139
      Other comprehensive income (loss),
        before tax:
          Foreign currency
           translation adjustments        (12,286)     (6,870)    (25,502) (32,799)
          Unrealized holding gains (losses)
           on securities                   (4,846)      7,074      (6,807)   4,808

      Other comprehensive income (loss),
       before tax                         (17,132)        204     (32,309) (27,991)
      Income tax (expense) benefit related
       to items of other comprehensive
       income                               1,696      (2,476)      2,383   (1,683)
      Other comprehensive (loss),
       net of tax                         (15,436)     (2,272)    (29,926) (29,674)

      Total comprehensive income        $  76,667      85,218     136,782  127,465


                                     FORM 10-Q

                              WM. WRIGLEY JR. COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


5.    Segment Information

      Management organizes the chewing-gum business based on geographic regions. During the first quarter of 2000, management realigned certain geographic regions for internal reporting purposes. The segment information presented for the prior periods has been reclassified to reflect this internal reporting change and is comparable to the current period. Information by geographic region is as follows:



      Net Sales                          Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                          2000       1999        2000         1999
      Americas, principally U.S.      $  242,806    216,760     457,658     414,147
      Europe                             241,329    239,390     442,713     447,740
      Asia                                64,879     55,071     129,902     109,750
      Pacific                             17,417     17,535      35,303      34,110
      Other                                3,793      4,575       7,939       8,630

      Net Sales                       $  570,224    533,331   1,073,515   1,014,377


    "Other" revenue consists primarily of sales of gumbase to customers.



      Operating Profits                  Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                         2000         1999        2000       1999
      Americas, principally U.S.      $   61,896     60,097     111,654     111,459
      Europe                              68,737     64,554     120,557     115,558
      Asia                                18,484     12,173      36,194      25,186
      Pacific                              5,164      5,074      10,354       9,466
      Other                              (22,630)   (18,179)    (43,023)    (37,576)
      Operating Profits                  131,651    123,719     235,736     224,093
      Other Income                         3,509      1,985       8,354       6,113

      Earnings Before Income Taxes    $  135,160    125,704     244,090     230,206



   "Other" operating profits include corporate expenses such as costs related to research and development, information systems and certain administrative functions.

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

                                     FORM 10-Q
                       PART I - FINANCIAL INFORMATION - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter were $570.2 million, up $36.9 million or 7% versus the second quarter of 1999. Higher worldwide shipments increased sales revenue by 8%. Additionally, favorable mix and selected selling price increases in all regions increased sales by approximately 3%. This was offset by translation of weaker European currencies to the U.S. dollar which reduced sales by approximately 4%.

Net sales for the first six months were $1,073.5 million, up $59.1 million or 6% versus the first six months of 1999. Higher worldwide shipments increased sales revenue by approximately 7%. In addition, favorable mix and selected selling price increases in all regions increased sales by approximately 3%. These increases were offset by translation of weaker European currencies to the U.S. dollar which reduced sales by roughly 4%.

Investment and Other Income
Investment and other income for the second quarter was $4.2 million, up $.1 million or 2% versus the second quarter of last year mainly due to higher yields.

Investment and other income for the first six months was $7.9 million, down $.1 million or 1% versus the first six months of last year mainly due to lower cash balances in the U.S.

Costs of Sales and Gross Profit
Cost of sales for the second quarter was $222.0 million, up $2.4 million or 1% versus the second quarter of 1999. Higher shipments across all regions increased cost of sales by 10%. Translation of weaker European currencies to the U.S. dollar reduced cost of sales by 5%.
Additionally, lower product costs reduced cost of sales by roughly 4%.

Gross profit was $348.3 million, up $34.5 million or 11% from the same period last year. The gross profit percentage was 61.1%, up from 58.8% in the second quarter of 1999.

Cost of sales for the first six months was $424.8 million, up $5.4 million or 1% versus the first six months of 1999. Higher shipments across all regions increased cost of sales by 8%. Translation of weaker European currencies to the U.S. dollar reduced cost of sales by 4%. In addition, lower product costs reduced cost of sales by approximately 3%.

Gross profit was $648.8 million, up $53.7 million or 9% from the same period last year. The gross profit percentage was 60.4%, up from 58.7% in the first six months of 1999.

                                     FORM 10-Q
                       PART I - FINANCIAL INFORMATION - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Selling, Distribution, and General Administrative Expenses
Consolidated selling, distribution, and general administrative expenses for the second quarter were $217.1 million, up $25.2 million or 13% from the same period last year. The increase was mainly due to higher advertising and other marketing spending in the Americas region.

Consolidated selling, distribution, and general administrative expenses for the first six months were $412.2 million, up $39.7 million or 11% from the same period last year. The increase is mainly due to higher advertising and other marketing spending in the Americas region.

As a percentage of consolidated net sales, the expenses were as follows:



                                         Three Months Ended      Six Months Ended
                                               June 30,              June 30,
                                          2000         1999       2000        1999
      Advertising                          15.4%       14.6%       15.6%        14.7%
      Selling and Other Marketing          13.1%       11.8%       13.0%        12.3%
      Distribution                          2.4%        2.3%        2.4%         2.3%
      General and Administrative            7.2%        7.3%        7.4%         7.4%
                                           38.1%       36.0%       38.4%        36.7%



Income Taxes
Income taxes for the second quarter were $43.1 million, up $4.8 million or 13% from the second quarter of 1999. Pretax earnings were $135.2 million, an increase of $9.5 million or 8%. The consolidated effective tax rate was 31.9% compared to 30.4% for the same period last year. The increased effective tax rate is mainly due to higher taxes on foreign earnings.

Income taxes for the first six months were $77.4 million, up $4.3 million or 6% from the first six months 1999. Pretax earnings were $244.1 million, an increase of $13.9 million or 6%. The consolidated effective tax rate was 31.7% compared to 31.7% for the same period last year.

Net Earnings

Consolidated net earnings for the second quarter of 2000 totaled $92.1 million or $.81 per share compared to last year's net earnings of $87.5 million or $.75 per share for the same period.

Consolidated net earnings for the first six months of 2000 totaled $166.7 million or $1.46 per share compared to last year's net earnings of $157.1 million or $1.35 per share for the same period.

                                     FORM 10-Q
                      PART I - FINANCIAL INFORMATION - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first six months of 2000 was $247.4 million compared with $179.5 million for the same period in 1999.

The Company had a current ratio (current assets divided by current liabilities) in excess of 2.7 to 1 at June 30, 2000 and in excess of 3.1 to 1 at December 31, 1999.

Additions to Property, Plant, and Equipment
Capital expenditures for 2000 are expected to approximate 1999 expenditures of $127.7 million and are expected to be funded from the Company's cash flow from operations.

Share Repurchases
During the first six months of 2000, under Board of Director authority, 1,008,400 shares of Company stock were repurchased for an aggregate price of $75.0 million.

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

Important factors that may influence the operations, performance, development and results of the Company's business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or underutilization of manufacturing capacity; political or economic instability in local markets; competition; retention of preferred retail space; effective marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; and accounting policies and practices.

                                       Form 10Q
                       PART I - FINANCIAL INFORMATION - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Exhibit Index on page 12.
(b) The Company has not filed a Form 8-K for the three month period ended June 30, 2000.

                                       FORM 10-Q

                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WM. WRIGLEY JR. COMPANY
                                   (Registrant)



                             By  /s/ Reuben Gamoran
                                 Controller
                                 Authorized Signatory and Chief
                                 Accounting Officer


Date August 11, 2000

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