Form 10-Q
period 2000-09-30
WRIGLEY WILLIAM JR CO
filed 2000-11-13
CIK 108601

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


For Quarter Ended   September 30, 2000     Commission file number
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

90,737,802 shares of Common Stock and 22,158,563 shares of Class
B Common Stock were outstanding as of October 31, 2000.


FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)

                                      Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                       2000         1999         2000         1999

Revenues:

   Net sales                          $533,294   $507,501     $1,606,809   $1,521,878
   Investment and other income           6,109      5,240         14,000       13,210
       Total revenues                  539,403    512,741      1,620,809    1,535,088

Cost and expenses:
   Cost of sales                       210,749    208,403        635,512      627,733
   Selling, distribution and
      general administrative           205,693    192,942        617,866      565,389
   Interest                                193        174            573          583
      Total costs and expenses         416,635    401,519      1,253,951    1,193,660

Earnings before income taxes           122,768    111,222        366,858      341,428

Income taxes                            38,926     33,622        116,308      106,689

Net earnings                          $ 83,842   $ 77,600     $  250,550   $  234,739

Net earnings per average share of
  common stock (basic
  and diluted)                        $   0.74       0.67          2.20         2.02

Dividends declared per share of
  common stock                        $   0.35       0.22          1.05         0.66

Average number of shares
  outstanding for the period           113,309    116,100        113,770      116,102



All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of thee statements.


FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)

                                                        Nine Months Ended
                                                           September 30,
                                                        2000         1999

OPERATING ACTIVITIES:
   Net earnings                                       $250,550     234,739
   Adjustment to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                       42,538      44,602
     Loss on sales of property, plant,
       and equipment                                       347         315
     (Increase) decrease in:
       Accounts receivable                             (43,085)    (43,711)
       Inventories                                     (30,397)    (23,054)
       Other current assets                            ( 1,067)    ( 2,639)
       Other assets and deferred charges                28,019     ( 8,262)
     Increase (decrease) in:
       Accounts payable                                 14,194       4,530
       Accrued expenses                                 63,519      42,017
       Income and other taxes payable                   17,535      19,468
       Deferred taxes                                        8      (2,233)
       Other noncurrent liabilities                      1,213        (985)

   Net cash provided by operating activities           343,374     264,787

INVESTING ACTIVITIES:
   Additions to property, plant and equipment          (79,524)    (80,145)
   Proceeds from property retirements                    1,898       6,053
   Purchases of short-term investments                (113,859)    (31,690)
   Maturities of short-term investments                103,146      79,031

   Net cash used in investing activities               (88,339)    (26,751)

FINANCING ACTIVITIES
   Dividends paid                                     (119,666)     (74,308)
   Common stock purchased                             (126,577)      (7,970)

   Net cash used in financing activities              (246,243)     (82,278)

Effect of exchange rate changes on cash
   and cash equivalents                                (16,223)      (3,022)

Net increase (decrease) in cash and cash equivalents    (7,431)     152,736
Cash and cash equivalents at beginning of period       288,386      214,572
Cash and cash equivalents at end of period            $280,955     $367,308

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                     $102,082     $ 88,272
Interest paid                                         $    573     $    253
Interest and dividends received                       $ 14,083     $ 12,660


All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.


FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

                                                   September 30,    December 31,
                                                       2000             1999

Current assets:
  Cash and cash equivalents                       $   280,955     $   288,386
  Short-term investments, at amortized cost            29,267          18,528
  Accounts receivable
    (less allowance for doubtful accounts;
     9/30/00 - $8,839; 12/31/99 - $9,194)             209,654         181,720
  Inventories -
    Finished goods                                     64,774          60,885
    Raw materials and supplies                        212,701         196,785
                                                      277,475         257,670
  Other current assets                                 40,343          42,301
  Deferred income taxes - current                      15,715          15,141
    Total current assets                              853,409         803,746
Marketable equity securities at fair value             32,182          43,201
Deferred charges and other assets                      85,048         114,796
Deferred income taxes - noncurrent                     26,223          26,862

Property, plant and equipment, at cost              1,085,465       1,062,775
Less accumulated depreciation                         516,431         503,635
  Net property, plant and equipment                   569,034         559,140
     Total assets                                 $ 1,565,896     $ 1,547,745

Current liabilities:
  Accounts payable                                $    95,081     $    86,583
  Accrued expenses                                    133,170          74,816
  Dividends payable                                    39,492          40,073
  Income and other taxes payable                       61,681          49,654
  Deferred income taxes - current                         544             699
     Total current liabilities                        329,968         251,825

Deferred income taxes - noncurrent                     39,709          44,963
Other noncurrent liabilities                          109,820         112,182

Stockholders' equity:
  Preferred stock - no par value
      Authorized - 20,000 shares
      Issued - None
  Common stock - no par value
      Authorized - 400,000 shares
      Issued and outstanding -
           94,010 shares at 9/30/00;
           93,607 shares at 12/31/99                   12,535          12,481
      Class B common stock - convertible
      Authorized - 80,000 shares
      Issued and outstanding -
           22,211 shares at 9/30/00;
           22,614 shares at 12/31/99                    2,961           3,015
  Additional paid-in capital                              346             273
  Retained earnings                                 1,453,140       1,322,137
  Common stock in treasury, at cost -
   (9/30/00; 3,387 shares; 12/31/99 - 1,725 shares)  (251,243)       (125,712)

Accumulated other comprehensive income:
  Foreign currency translation adjustment            (151,062)       (100,270)
  Unrealized holding gains on marketable
    equity securities                                  19,722          26,851
                                                     (131,340)        (73,419)
    Total stockholders' equity                      1,086,399       1,138,775
    Total liabilities & stockholders' equity       $1,565,896      $1,547,745


All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

1.	The Consolidated Statement of Earnings (Condensed) for the
three month and nine month periods ended September 30, 2000 and 1999, respectively, the Consolidated Statement of Cash
Flows (Condensed) for the nine month periods ended September
30, 2000 and 1999, and the Consolidated Balance Sheet
(Condensed) at September 30, 2000, are unaudited.  In the
Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 1999 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 1999 consolidated financial statements and related notes which are an integral part thereof. Certain amounts reported in 1999 have been reclassified to conform to the 2000 presentation.

2.	Conformity with generally accepted accounting principles
requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.	In 1998, the Financial Accounting Standards Board issued
Statement of Financial   Accounting Standards ("SFAS") No.
133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge criteria are met. The Company will be required to adopt SFAS No. 133 on January 1, 2001. The Company does not anticipate that the balance sheet or statements of earnings and cash flows will be materially impacted by this statement upon adoption.

4.	An analysis of the cumulative foreign currency translation
adjustment follows (in thousands of dollars):



                                                 Decrease to
                                             Stockholders' Equity
Third Quarter                                  2000         1999

Balance at July 1                          $ 125,772       94,138
Translation adjustment for
  the third quarter                           25,290       (7,697)

Balance at September 30                    $ 151,062       86,441


                                                 Decrease to
                                             Stockholders' Equity
Nine Months                                    2000         1999

Balance at January 1                      $ 100,270       61,339
Translation adjust for
  the first nine months                      50,792       25,102

Balance at September 30                   $ 151,062       86,441


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

5.	An analysis of comprehensive income is provided below (in
thousands of dollars).



                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                         2000        1999       2000      1999
Net earnings                            $  83,842    77,600    250,550  234,739
Other comprehensive income (loss),
  before tax:
    Foreign currency
     translation adjustments              (25,290)    7,697    (50,792) (25,102)
    Unrealized holding gains (losses)
     on securities                         (4,212)   (3,272)   (11,019)   1,536

Other comprehensive income (loss),
  before tax:                             (29,502)    4,425    (61,811) (23,566)
Income tax (expense) benefit related
  to items of other comprehensive
  income                                    1,507     1,145      3,890     (538)
Other comprehensive (loss),
  net of tax                              (27,995)    5,570    (57,921) (24,104)

Total comprehensive income              $  55,847    83,170    192,629  210,635


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

	Management organizes the chewing-gum business based on geographic regions. During the first quarter of 2000, management realigned certain geographic regions for internal reporting purposes. The segment information presented for the prior periods has been reclassified to reflect this internal reporting change and is comparable to the current period. Information by geographic region is as follows:



Net Sales

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                2000         1999      2000        1999

Americas, principally U.S.      $  227,362   210,944    685,020    625,091
Europe                             234,504   228,312    677,217    676,052
Asia                                49,164    44,686    179,066    154,436
Pacific                             18,236    18,741     53,539     52,851
Other                                4,028     4,818     11,967     13,448

Net Sales                       $  533,294   507,501  1,606,809  1,521,878

"Other" revenue consists primarily of sales of gumbase to customers.

Operating Profits

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                2000         1999      2000        1999

Americas, principally U.S.      $  56,667     52,284    168,321     163,743
Europe                             70,388     64,420    190,945     179,978
Asia                               10,272      7,799     46,466      32,985
Pacific                             5,657      5,710     16,011      15,176
Other                             (27,984)   (20,243)   (71,007)    (57,819)
Operating Profits                 115,000    109,970    350,736     334,063
Other Income                        7,768      1,252     16,122       7,365

Earnings Before Income Taxes    $ 122,768    111,222    366,858     341,428


"Other" operating profits include corporate expenses such as costs related to research and development, information systems and certain administrative functions.

Non-operating items such as foreign currency transaction gains and losses, investment income, and miscellaneous income and expense are classified as "Other Income."

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter were $533.3 million, up $25.8 million or 5% versus the third quarter of 1999. Higher worldwide shipments increased sales revenue by 7%. Additionally, favorable mix and selected selling price increases in all regions increased sales by approximately 4%. This was offset by translation of weaker European currencies to the U.S. dollar which reduced sales by approximately 6%.

Net sales for the first nine months were $1,606.8 million, up $84.9 million or 6% versus the first nine months of 1999. Higher worldwide shipments increased sales revenue by approximately 7%.
 In addition, favorable mix and selected selling price increases in all regions increased sales by approximately 4%. These increases were offset by translation of weaker European currencies to the U.S. dollar which reduced sales by roughly 5%.

Investment and Other Income

Investment and other income for the third quarter was $6.1 million, up $.9 million or 17% versus the third quarter of last year mainly due to higher worldwide yields.

Investment and other income for the first nine months was $14.0 million, up $.8 million or 6% versus the first nine months of last year mainly due to higher worldwide yields.

Cost of Sales and Gross Profit

Cost of sales for the third quarter was $210.7 million, up $2.3 million or 1% versus the third quarter of 1999. Higher shipments across all regions increased cost of sales by 8%. Translation of weaker European currencies to the U.S. dollar reduced cost of sales by 6%. Additionally, lower product cost/mix reduced cost of sales by roughly 1%.

Gross profit was $322.5 million, up $23.4 million or 8% from the same period last year. The gross profit percentage was 60.5%, up from 58.9% in the third quarter of 1999.

Cost of sales for the first nine months was $635.5 million, up $7.8 million or 1% versus the first nine months of 1999. Higher shipments across all regions increased cost of sales by 8%. Translation of weaker European currencies to the U.S. dollar reduced cost of sales by 5%. In addition, lower product cost/mix reduced cost of sales by approximately 2%.

Gross profit was $971.3 million, up $77.2 million or 9% from the same period last year. The gross profit percentage was 60.4%, up from 58.7% in the first nine months of 1999.

FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Selling, Distribution and General Administrative Expenses

Consolidated selling, distribution, and general administrative expenses for the third quarter were $205.7 million, up $12.8 million or 7% from the same period last year. The increase was mainly due to higher advertising and other marketing spending in Europe and increased research and administrative expenses.

Consolidated selling, distribution, and general administrative expenses for the first nine months were $617.9 million, up $52.5 million or 9% from the same period last year. The increase is mainly due to higher worldwide advertising and other marketing spending and increased research and administrative expenses.

As a percentage of consolidated net sales, the expenses were as follows:



                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       2000         1999      2000       1999

Advertising                            14.4%        14.9%     15.2%      14.8%
Selling and Other Marketing            13.7%        12.6%     13.2%      12.4%
Distribution                            2.5%         2.4%      2.4%       2.3%
General and Administrative              8.0%         8.1%      7.7%       7.7%
                                       38.6%        38.0%     38.5%      37.2%



Income Taxes

Income taxes for the third quarter were $38.9 million, up $5.3 million or 16% from the third quarter of 1999. Pretax earnings were $122.8 million, an increase of $11.5 million or 10%. The consolidated effective tax rate was 31.7% compared to 30.2% for the same period last year. The increased effective tax rate is mainly due to higher taxes on foreign earnings.

Income taxes for the first nine months were $116.3 million, up $9.6 million or 9% from the first nine months 1999. Pretax earnings were $366.9 million, an increase of $25.4 million or 7%.
 The consolidated effective tax rate was 31.7% compared to 31.2% for the same period last year. The increased effective tax rate is mainly due to higher taxes on foreign earnings.

Net Earnings

Consolidated net earnings for the third quarter of 2000 totaled
$83.8 million or $.74 per share compared to last year's net earnings of $77.6 million or $.67 per share for the same period.

Consolidated net earnings for the first nine months of 2000 totaled $250.6 million or $2.20 per share compared to last year's net earnings of $234.7 million or $2.02 per share for the same period.

FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first nine months of 2000 was $343.4 million compared with $264.8 million for the same period in 1999.

The Company had a current ratio (current assets divided by current liabilities) in excess of 2.5 to 1 at September 30, 2000 and in excess of 3.1 to 1 at December 31, 1999.

Additions to Property, Plant and Equipment

Capital expenditures for 2000 are expected to approximate 1999 expenditures of $127.7 million and are expected to be funded from the Company's cash flow from operations.

Shares Repurchases

During the first nine months of 2000, under Board of Directors' authorities, 1,696,200 shares of Company Common Stock were repurchased for an aggregate price of $126.4 million. As of September 30, 2000, approximately $50 million remained under these Board of Directors' authorities. Further, on October 25, 2000, the Board of Directors authorized the Company to purchase additional shares of the Company's Common Stock up to $100 million in aggregate price.

OTHER MATTERS

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

FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Exhibit Index on page 13.
(b) The Company has not filed a Form 8-K for the three month period ended September 30, 2000.

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

Date:  November 13, 2000

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

10.		Material Contracts

10(a).	Non-Employee Directors' Death Benefit Plan.  Non-
Employee Directors' Death Benefit Plan is incorporated by reference from Exhibit 10(a) of the Company's Annual
Report on Form 10-K filed for the fiscal year ended
December 31, 1994.

10(b).	Senior Executive Insurance Plan.  Senior Executive
Insurance Plan is incorporated by reference from
Exhibit 10(b) of the Company's Annual Report on Form
10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan.  Supplemental Retirement
Plan is incorporated by reference from Exhibit 10(c) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1994.

10(d).	Deferred Compensation Plan for Non-Employee Directors.
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