Form 10-K
period 2000-12-31
WRIGLEY WILLIAM JR CO
filed 2001-02-05
CIK 108601

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[   ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000   Commission file
number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

 DELAWARE					    36-1988190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 NORTH MICHIGAN AVENUE
    CHICAGO, ILLINOIS			      60611
(Address of principal executive offices)   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 644-
2121

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 12, 2001, there were outstanding 90,953,118 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 11, 2001) held by non-affiliates was approximately $6,160,518,276. As of January 12, 2001, there were outstanding 21,943,247 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 12, 2001 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $6,756,277,964. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Registrant's Definitive Proxy Statement, dated February 6, 2001 for the March 8, 2001 Annual Meeting of Stockholders, and of the 2000 Annual Report to Stockholders, are incorporated by reference into portions of Parts I, II, III and IV of this Report.


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

(2)  Not applicable.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company's principal business of manufacturing and selling chewing gum constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets. Financial information on segments, as defined under generally accepted accounting principles, is set forth on pages 31 and 32 of the Company's Annual Report to Stockholder's for the fiscal year ended 2000, under the caption "Segment Information" which information is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

(1) Business conducted. The following is a description of the business conducted and intended to be conducted by the Company and its wholly-owned associated companies:

(i) Principal products, markets and methods of distribution. The Company's principal business is manufacturing and selling chewing gum, both in the United
States and abroad.

The Company's brands manufactured and available in the United States are: WRIGLEY'S SPEARMINT, DOUBLEMINT, JUICY FRUIT, BIG RED and WINTERFRESH; FREEDENT, a specially formulated chewing gum which does not stick to most types of dental work, available in three flavors; EXTRA sugarfree chewing gum, available in five flavors and as bubble gum; and ECLIPSE a sugarfree pellet gum, available in three flavors.

Except for ECLIPSE, which is currently sold only in Australia, and BIG RED, which is only available in Germany, the above Wrigley brands are also commonly available in many international markets. WRIGLEY'S SPEARMINT, DOUBLEMINT and JUICY FRUIT are marketed as sugar and sugarfree chewing gum in various forms. Additional brands manufactured and marketed internationally are: ORBIT, FREEDENT, AIRWAVES, ICEWHITE and EXCEL sugarfree chewing gums in pellet, tab and stick forms in multiple flavors; ARROWMINT, COOL CRUNCH, DULCE 16, P.K and COOL AIR chewing gums in sugar coated pellet form. We also offer bubble gums, HUBBA BUBBA, BIG BOY and BIG G in various flavors.

The Company's ten largest markets, by shipments, outside of the United States in 2000 were, in alphabetical order, Australia, Canada, China, France, Germany,
Philippines, Poland, Russia, Taiwan and the United Kingdom.

Chewing gum is manufactured in three factories in the United States and eleven factories in other countries. Three domestic wholly owned associated companies also manufacture products other than chewing gum. Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BUBBLE TAPE, BIG LEAGUE CHEW and other uniquely packaged confections, and adult chewing gum items like, EVEREST powerful mint gum, also has various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies as an important part of its total business. Amurol is also developing export markets, currently the largest being Canada, Mexico and Japan. In addition, Amurol contract packs chewing gum items for other companies. The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the parent and associated companies.

In 1979, the Company organized its domestic converting operations under the name of Wrico Packaging Division as a separate operating unit of the Company. This division was created to help further the Company's capability to produce improved packaging materials. Currently, Wrico produces about 26% of the Company's domestic printed and other wrapping supplies.

The Company markets chewing gum primarily through distributors, wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets.
 Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities. Customer orders are usually received by mail, electronically, telephone or telefax and are generally shipped by truck from factory warehouses or leased warehousing facilities. Consumer purchases at the retail level are generated primarily through the Company's advertisements on television and radio, and in newspapers and magazines.

(ii) New products. A third flavor of ECLIPSE and a fifth flavor of EXTRA, POLAR ICE was introduced in the United States in 2000. A second flavor of AIRWAVES, Honey Lemon, was simultaneously launched through Europe, and AIRWAVES was introduced in Hong Kong, Taiwan, Australia and New Zealand.
Fruit flavored EXTRA/ORBIT for Kids was marketed in Germany and Eastern Europe for the first time this past year, and EXTRA for Kids was introduced in China. In Ireland, ACTIV 8, an energy chewing gum, was introduced.

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

(iv) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately fifty patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum and continuous chewing gum manufacturing, are deemed of material importance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2018.

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

(ix) Government business. The Company has no material portion of its business, which may be subject to renegotiation of profits or termination of contracts at the election of the Government.

(x) Competitive conditions. The chewing gum business is an intensely competitive one in the United States and in most international marketplaces. Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States. Outside sources estimate that Wrigley brands account for approximately 50% of the total chewing gum product unit sales in the United States. The Company's principal competitors in the United States are Pfizer Corporation (recently acquired Warner-Lambert Company) and Hershey, Inc. (recently acquired the chewing gum business of RJR Nabisco Holdings Corporation).

Wrigley brands are sold in over 140 countries and territories, although in some cases these areas are relatively small. In most international marketplaces, there are two or three major competitors and generally a half dozen or more other companies competing for a share of the chewing gum business in each instance.

In all areas in which the Company distributes its products, principal methods of competition are a combination of competitive profit margins to the trade, superior quality, brand recognition, product benefit and a fair consumer price.

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

(xiii) Employees. As of December 31, 2000, the Company employed approximately 9,800 persons worldwide.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES.

Information concerning the Company's operations in different geographic areas for the years ended December 31, 2000, 1999 and 1998 is hereby incorporated by reference from the 2000 Annual Report to Stockholders, on pages 31 and 32, under the caption "Segment Information," and on pages 9 through 11 under the caption "Results of Operations."

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


								           FLOOR AREA
PROPERTY AND LOCATION						(SQUARE FEET)
CHEWING GUM FACTORIES
Chicago, Illinois		1,279,000
Gainesville, Georgia		  495,300
Yorkville, Illinois		  225,000(a)
Asquith, N.S.W., Australia		  116,700
Don Mills, Ont., Canada		  135,200
Plymouth, England		  282,000
Biesheim, France		  417,100
Bangalore, India		   40,100
Nairobi, Kenya		   79,600
Guangzhou, China, P.R.C.		  199,400(b)
Antipolo, Philippines		  105,700
Poznan, Poland		  215,600
Taipei, Taiwan, R.O.C.		   70,500
St. Petersburg, Russia		  111,000

RAW MATERIALS PROCESSING FACTORIES

West Chicago, Illinois	   40,300
Edison, New Jersey	  536,000
Biesheim, France	   72,000

OFFICE BUILDING

Wrigley Building, Chicago, Illinois	  453,400(c)





(a) Does not include a 161,000 square foot leased warehouse facility located in Aurora, Illinois.

(b) In China, the Company has a 50 year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

(c) This building is the Company's principal non-manufacturing property and houses the offices of the Company's corporate headquarters. In 2000, the Company's offices occupied approximately 159,000 of the 453,400 square feet of rentable space in the building.

In the case of each factory listed above, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.


ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors following the
Annual Meeting of Stockholders.  The positions and ages listed below are as of January 31, 2001.  There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

				   EFFECTIVE
NAME AND AGE				POSITION(S) WITH REGISTRANT					     DATE(S)

William Wrigley, Jr., 37	     	President and Chief Executive Officer		since 1999
	     Vice President				1991-1999
	     Assistant to the President				1985-1992

Peter R. Hempstead, 48 (a)    	Senior Vice President-International		since 1999

Gary E. McCullough, 42 (b)    	Senior Vice President-Americas				since 2000

Ronald V. Waters, 48 (c)      Senior Vice President and Chief
	         Financial Officer					since 1999

Donald E. Balster, 56	     	Vice President-Worldwide Manufacturing		since 2000
	     Vice President-Manufacturing				1999-2000
	     Vice President-Production					1994-1999
	     Senior Director-U.S. Production				1991-1994

Gary R. Bebee, 54	     Vice President					since 2000
	     Vice President-Customer Marketing				1993-2000
	     Assistant Vice President-Marketing			1989-1993

Vincent C. Bonica, 55 (d)     	Vice President-Organizational Development	since 2000
	     President, L. A. Dreyfus Company				1991-2000
	     Various executive and management
	     Positions within the L. A. Dreyfus Company	1970-1991

Donagh Herlihy, 37 (e)	     Vice President-Chief Information Officer	since 2000

Shaun Kim, 57	     Vice President-Worldwide Engineering		since 2000
	     Vice President-Engineering				1994-1999
	     Senior Director-Engineering				1988-1994

Jon Orving, 51	     Vice President-International				since 1993
	     Managing Director, Wrigley Scandinavia AB,
	       Sweden					since 1983

Dushan Petrovich, 47	     Vice President					since 2000
	     Vice President-Organizational Development	1999-2000
	     Vice President-Controller					1996-1999
	     Vice President-Treasurer					1993-1995
	     Treasurer					1992

Stefan Pfander, 57	     Managing Director-Europe					since 1996
	     Vice President-International				since 1992
	     Co-Managing Director of Wrigley GmbH,
	     Munich, Germany					since 1981



Wm. M. Piet, 57	     Vice President-Corporate Affairs				since 1988
	     Assistant to the President				1995-2000
	     Corporate Secretary					1984-1998

Ralph P. Scozzafava, 42 (f)   	Vice President-U. S. Sales & Customer
	       Marketing					since 2000

John A. Schafer, 59	     Vice President-Purchasing					since 1991

Philip G. Schnell, 56	     Vice President-Research & Development		since 1994
	     Senior Director-Research & Development		1988-1994

Darrell R. Splithoff, 51 (g)  	Vice President-Supply Chain & Corporate		since 2000
	          Development


Christafor E. Sundstrom, 52	   Vice President-Product & Technical
	       Development					since 1999
	     Vice President-Corporate Development		1988-1999

Michael Wong, 47 (h)	     Vice President-International and Managing	since 2000
	         Director - Asia

A. Rory Finlay, 39 (i)	     Senior Director-Consumer Marketing			since 2000

Reuben Gamoran, 40 (j)	     Controller					since 1999
	     Controller-International					1996-1999

Philip C. Johnson, 55	     Senior Director, Benefits & Compensation	since 1995
	     Assistant Vice President-Personnel			1991-1995

Howard Malovany, 50 (k)	     Secretary and General Counsel				since 1998

Alan J. Schneider, 55	     Treasurer					since 1996

Daniela Zaluda, 50 (l)	     Senior Director-Product & Technical
	        Development					since 2000


(a)   Mr. Hempstead joined the Company in 1999 as Senior
Vice President-International assuming responsibility for the Company's operations in Asia, Europe and the Pacific. Before joining the Company, Mr. Hempstead had a 23 year tenure at Procter & Gamble Company, most recently as Vice President of their European pharmaceutical operations in the U.K., Ireland, Holland, Italy and Spain.

	(b) Mr. McCullough joined the Company in 2000 as Senior Vice President - Americas with responsibility for the Company's operations in North, Central and South America. Before joining the Company, Mr. McCullough held various executive positions during his nearly 13 year term with Procter & Gamble, most recently as General Manager, Home Care Category, North America.

(c) Mr. Waters joined the Company in 1999 as Senior Vice President and Chief Financial Officer and has responsibility for the Company's accounting, treasury, tax, internal audit, information systems, law and strategic planning functions. Before joining the Company, Mr. Waters spent the previous seven years with The Gillette Company, most recently as Corporate Controller.

	(d) Mr. Bonica was elected Vice President - Organizational Development in 2000 with responsibility for the development of a high performance, business focused and continuous improvement organization. Prior to being elected Vice President, he held various positions during his 30 years with the Company, most recently as President - L. A. Dreyfus Company, the Company's gum base manufacturer.

	(e) Mr. Herlihy joined the Company in 2000 as Vice President and Chief Information Officer with responsibility for the Company's global information services. Before joining the Company, Mr. Herlihy held various executive positions with the Gillette Company for more than five years prior to joining the Company.

	(f) Mr. Scozzafava joined the Company in 2000 as Vice President - U. S. Sales & Customer Marketing with responsibility for the Company's U. S. sales and customer marketing activities.
 Before joining the Company, Mr. Scozzafava held various executive positions with Campbell Soup Company for the prior five years, most recently as Vice President - Grocery Teams.

	(g) Mr. Splithoff joined the Company in 2000 as Vice President - Corporate Development and Supply Chain with responsibility for the Company's worldwide supply chain, leading the organization's e-Business strategy and identifying and evaluating new business and market opportunities. Before joining the Company, Mr. Splithoff was President and CEO of Edwards Fine Foods for nearly two years and Senior Vice President at Keebler Company for 10 years.

	(h) Mr. Wong was elected Vice President-International in 2000 with responsibility for the Company's business in the Asia region. Mr. Wong joined the Company in 1998 as Regional Managing Director-North Asia. Before joining the Company, Mr. Wong held various executive positions with the Campbell Soup Company, most recently as Regional Managing Director-Asia.

	(i) Mr. Finlay was elected Senior Director - Consumer Marketing in 2000 with responsibility for the Company's consumer marketing activities through the United States. Prior to being elected, he held various positions during his 13 years with the Company, most recently as Regional Marketing Director - Munich.

	(j) Mr. Gamoran was elected Controller in 1999 with responsibility for the Company's accounting functions. Prior to being elected Controller, he held various positions during his 14 years with the Company, most recently as Controller -
International.

	(k) Mr. Malovany joined the Company in 1996 assuming responsibility for the corporate legal function. Before joining the Company from 1993-1996, Mr. Malovany was Secretary and General Counsel of Outboard Marine Corporation, a manufacturer and distributor of recreational marine products.

	(l)  Ms. Daniela Zaluda was elected Senior Director -
Product and Technical Development in 2000 with responsibilities for the Company's Graphics and Design Department, among others.
Prior to being elected Senior Director, she held various positions during her 19 years with the Company.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK, DIVIDEND AND
STOCKHOLDER INFORMATION

At December 31, 2000, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is at all times convertible, on a share-for-share basis, into shares of Common Stock.

As of December 31, 2000, there were 37,321 stockholders of record holding Common Stock and 3,397 stockholders of record holding Class B Common Stock. Regular quarterly dividends and any extra cash dividends as may be deemed appropriate, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange, and dividends declared per share on a quarterly basis for both classes of stock, for the two-year period ended December 31, 2000, is set forth in the Company's 2000 Annual Report to Stockholders, on page 13, under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

	On January 23, 2001, the Company declared a two-for-one stock split on the Common and Class B Common Stock outstanding as of February 6, 2001. Distribution of the split shares will occur on February 28, 2001. The share numbers set forth in this report do not reflect this stock dividend.


ITEM 6.  SELECTED FINANCIAL DATA

An eleven-year summary of selected financial data for the Company is set forth in the Company's 2000 Annual Report to Stockholders under the following captions and page numbers:
"Operating Data" and "Other Financial Data", on pages 14 and 15, and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is set forth in the Company's
2000 Annual Report to Stockholders on pages 9 through 11 and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Disclosure about market risk is set forth on page 11 of the Company's 2000 Annual Report to Stockholders under the heading
"Market Risk" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are set forth in the Company's 2000 Annual Report to Stockholders on pages 16 through 32 and selected unaudited quarterly data-consolidated results, for the years ended December 31, 2000 and 1999 are set forth in the Company's 2000 Annual Report to Stockholders on page 13, and all such pages are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and nominees for directorship is set forth in the Company's definitive Proxy Statement, dated February 6, 2001, for the Annual Meeting of Stockholders on March 8, 2001, on pages 2 and 3, under the caption "Election of Directors" and is incorporated herein by reference. For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in
Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the compensation of directors and executive officers is set forth in the Company's definitive Proxy Statement, dated February 6, 2001, for the Annual Meeting of Stockholders on March 8, 2001, on pages 6 and 7, and 7 through 15 under the general captions "Compensation of Directors" and "Executive Compensation", respectively, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company's definitive Proxy Statement, dated February 6, 2001, for the Annual Meeting of Stockholders on March 8, 2001, on pages 4 through 6 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 6, 2001, for the Annual Meeting of Stockholders on March 8, 2001 on pages 5 and 6 under the heading "Security Ownership of Certain Beneficial Owners", regarding the Offield family, and on page 15 under the heading "Certain Transactions" regarding Mr. Wrigley, Jr.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
FORM 8-K

   (1)   1.2.  Financial Statements and Financial Statement
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

Date:  February 5, 2001				WM. WRIGLEY JR. COMPANY
      (Registrant)

	By: /s/ RONALD V. WATERS
    Ronald V. Waters
    Senior Vice President
    and Chief Financial
    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature				Title

         *            		President, Chief
William Wrigley, Jr.		Executive Officer,
							Director

/s/ RONALD V. WATERS  		Senior Vice President and
Ronald V. Waters			Chief Financial Officer

/s/ REUBEN GAMORAN    		Controller
Reuben Gamoran			(Principal Accounting Officer)

          *           		Director
     John F. Bard

         *            		Director
Thomas A. Knowlton

         *            		Director
Penny Pritzker

         *            		Director
Melinda R. Rich

         *            		Director	*By  /s/ HOWARD MALOVANY
Steven B. Sample						  Howard Malovany
  Attorney-in-Fact

         *            		Director
Alex Shumate							Date: February 5,
										   2001

         *            		Director
Richard K. Smucker

EXHIBIT 23.


CONSENT OF INDEPENDENT AUDITORS


		We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 23, 2001, included in the 2000 Annual Report to
Stockholders of Wm. Wrigley Jr. Company.

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

		We also consent to the incorporation by reference in the Registration Statements pertaining to the Special Investment and Savings Plan for Wrigley Employees (33-15061 (1987) and 33-43738
(1991)), the Wm. Wrigley Jr. Company Management Incentive Plan
(33-22788 (1988)) and the 1997 Management Incentive Plan (333-
48715 (1998)), respectively, of our report dated January 23, 2001, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr.
Company included or incorporated by reference in this Annual
Report on Form 10-K for the year ended December 31, 2000.




									/s/ERNST & YOUNG LLP
									   Ernst & Young LLP

Chicago, Illinois
February 2, 2001


WM. WRIGLEY JR. COMPANY
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(ITEM 14 (a))

						         Reference

						Form	Annual Report
						10-K	     to
						Report	Stockholders

Data incorporated by reference from the 2000 Annual Report
	to Stockholders of Wm. Wrigley Jr. Company:
		Consolidated balance sheet at December 31, 2000 and 1999		   20-21
		For the years ended December 31, 2000, 1999 and 1998:
			Consolidated statement of earnings						      19
			Consolidated statement of cash flows						      22
			Consolidated statement of stockholders' equity
			   including comprehensive income							      23
			Accounting policies and notes to consolidated financial
			   statements											   25-32
Consolidated financial statement schedule for the years ended
			December 31, 2000, 1999 and 1998
			Valuation and qualifying accounts						F-2



All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policies notes thereto.

With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7 and 8 of this Form 10-K
Report, 2000 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Report.


WM. WRIGLEY JR. COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)


	Column A	Column B	Column C	Column D					Column E
			Additions
		Balance at	Charged to
		Beginning 	Costs and	Charged to 		Balance at
	Description	of Period		Expenses	Other Accounts	Deductions (A)	End of Period
2000:
     Allowance for
     doubtful accounts.	$9,194 	$2,447 	     -- 	$3,455 	$8,186

1999:
     Allowance for
     doubtful accounts.	$7,564			 4,685 	     --	 3,055 	 9,194

1998:
     Allowance for
     doubtful accounts.	$7,524 	 1,456 	     --	 1,416 	 7,564




 (A) Uncollectable accounts written-off, net of recoveries.

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(ITEM 14(A))

EXHIBIT
NUMBER			DESCRIPTION OF EXHIBIT

Proxy Statement of the Registrant, dated February 6,
2001, for the March 8, 2001 Annual Meeting of
Stockholders, is hereby incorporated by reference.

3.			Articles of Incorporation and By-laws.

(a).		Restated Certificate of Incorporation of the
Registrant. Incorporated by reference to Exhibit 3(a) of the Company's Annual Report and Form 10-K filed for the fiscal year ended December 31, 1992.

(b).		By-laws of the Registrant.  Incorporated by reference
to Exhibit 3(a) of the Company's Form 10-K filed for the fiscal year ended December 31, 1992.

10.		Material Contracts

10(a).	Non-Employee Directors' Death Benefit Plan.
Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan.  Incorporated by
reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan.  Incorporated by
reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994.

10(d).	Deferred Compensation Plan for Non-Employee Directors.
 Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).	Non-Employee Directors' Stock Retirement Plan.
Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(f).	Wm. Wrigley Jr. Company 1997 Management Incentive Plan.
 Incorporated by reference to the Company's Quarterly
Report on Form 10-Q for the fiscal quarter ended
September 30, 1997.

13.	2000 Annual Report to Stockholders of the Registrant.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Auditors.  (See page 12)

24.	Power of Attorney.

99.		Forward-Looking Statements.



Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.