Form 10-Q
period 2001-03-31
WRIGLEY WILLIAM JR CO
filed 2001-05-11
CIK 108601

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended March 31, 2001  Commission file number: 1-800



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


182,250,389 shares of Common Stock and 43,625,455 shares of Class
B Stock were outstanding as of April 13, 2001.


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)


     Three Months Ended
         March 31,
     2001		    2000


Net sales					   $561,623     503,291

Cost of sales				    228,395     214,966

Gross profit				    333,228     288,325

Selling and general
 administrative    	 	        217,731     184,132

Operating income			   115,497     104,193

Investment income			     4,089		  3,732

Other (expense) income  		      (191)	  1,005

Earnings before income taxes     119,395     108,930

Income taxes                      37,865      34,325

Net earnings                    $ 81,530      74,605

Net earnings per average share
  of common stock (basic
  and diluted)                  $   0.36        0.33

Dividends declared per share
  Of common stock               $   .175        .175

Average number of shares
  outstanding for the period     225,550     228,496





All amounts in thousands except for per share values.

Notes to financial statements shown on page 5 are an integral part of these statements.


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                     2001         2000
OPERATING ACTIVITIES:
  Net earnings                                     $ 81,530       74,605
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation                                     15,298       15,271
    Gain on sales of property, plant,
      and equipment                                     199          136
    (Increase) decrease in:
      Accounts receivable                           (50,429)     (23,646)
      Inventories                                   (30,906)      (7,852)
      Other current assets                          (14,477)      (1,636)
      Other assets and deferred charges               1,004          911
    Increase (decrease) in:
      Accounts payable                               10,705        3,104
      Accrued expenses                               33,525       24,565
      Income and other taxes payable                 18,647       19,212
      Deferred taxes                                   (150)         276
      Other noncurrent liabilities                      673          (54)

  Net cash provided by operating activities          65,619      104,892

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment       (27,283)     (21,527)
  Proceeds from property retirements                    440        1,086
  Purchases of short-term investments                (7,080)     (19,086)
  Maturities of short-term investments                7,928        8,729

  Net cash used in investing activities             (25,995)     (30,798)

FINANCING ACTIVITIES:
  Dividends paid                                    (39,467)     (39,957)
  Common stock purchased                             (1,616)     (40,121)
  Net cash used in financing activities             (41,083)     (80,078)

Effect of exchange rate changes on cash and
  cash equivalents                                   (6,667)      (4,226)

Net decrease in cash and cash equivalents            (8,126)     (10,210)
Cash and cash equivalents at beginning of period    300,599      288,386

Cash and cash equivalents at end of period         $292,473      278,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                  $ 20,900       16,730
Interest paid                                      $    176          126
Interest and dividends received                    $  3,795        3,394





All amounts in thousands.
Notes to financial statements shown on page 5 are an integral part of these statements.


FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)
(Unaudited)


                                                   March 31,      December 31,
                                                     2001             2000
Current assets:
  Cash and cash equivalents                         $  292,473         300,599
  Short-term investments, at amortized cost             28,456          29,301
  Accounts receivable
    (less allowance for doubtful accounts;
     3/31/01 - $9,395; 12/31/00 - $8,186)              233,552         191,570
  Inventories -  Finished goods                         70,204          64,676
                 Raw materials and supplies            208,877         188,615
                                                       279,081         253,291

  Other current assets                                  55,797          39,728
  Deferred income taxes - current                       12,902          14,226
    Total current assets                               902,261         828,715

Marketable equity securities at fair value              27,764          28,535
Deferred charges and other assets                       82,587          83,713
Deferred income taxes - noncurrent                      27,587          26,743

Property, plant, and equipment, at cost              1,146,294       1,139,632
Less accumulated depreciation                          537,238         532,598
  Net property, plant, and equipment                   609,056         607,034
        Total assets                                $1,649,255       1,574,740


Current liabilities:
  Accounts payable                                  $  101,898          94,377
  Accrued expenses                                     123,317          92,531
  Dividends payable                                     42,867          39,467
  Income and other taxes payable                        76,348          60,976
  Deferred income taxes - current                        1,371             859
    Total current liabilities                          345,801         288,210

Deferred income taxes - noncurrent                      38,672          40,144
Other noncurrent liabilities                           112,280         113,489
Stockholders' equity:
  Preferred stock (no par value)
      Authorized - 20,000 shares
      Issued - None
  Common stock  (no par value)
      Authorized - 400,000 shares
      Issued - 188,785 shares at 3/31/01;
               188,368 shares at 12/31/00               12,574          12,558
  Class B common stock  (convertible)
      Authorized - 80,000 shares
      Issued and outstanding -
          43,656 shares at 3/31/01;
          44,073 shares at 12/31/00                      2,922           2,938
  Additional paid-in capital                             1,065             346
  Retained earnings                                  1,531,208       1,492,547
  Common stock in treasury, at cost -
    (3/31/01; 6,827 shares; 12/31/00; 6,917 shares)   (257,380)       (256,478)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment           (156,591)       (136,365)
    Unrealized holding gains on marketable
      equity securities                                 16,850          17,351
    Gain on derivative contracts                         1,854           -----

    Total other comprehensive income                  (137,887)       (119,014)
        Total stockholders' equity                   1,152,502       1,132,897
        Total liabilities & stockholders' equity    $1,649,255       1,574,740





All amounts in thousands.
Notes to financial statements shown on page 5 are an integral part of these statements.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1  (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

1. The Consolidated Statement of Earnings (Condensed) for the three month periods ended March 31, 2001 and 2000, the Consolidated Statement of Cash Flows (Condensed) for the three month periods ended March 31, 2001 and 2000, and the Consolidated Balance Sheet (Condensed) at March 31, 2001, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2000 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2000 consolidated financial statements and related notes, which are an integral part thereof. Certain amounts recorded in 2000 have been reclassified to conform to the 2001 presentation.

2. Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS 133 had no material effect on the Company's results of operations or financial position.

   Certain operating units enter into forward exchange contracts and purchase currency options to hedge against future purchase transactions with other associated companies and outside vendors. In addition, the Company enters into forward exchange contracts and purchases currency options to hedge known future royalty payments from, and net investments in, associated companies as well as known foreign currency commitments. Upon adoption of SFAS 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of a recognized asset or liability (a fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge), or (3) a hedge of a net investment in a foreign operation (a net investment hedge).

   For fair value hedges, the effective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of the changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in Other Comprehensive Income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of the change in the fair value of derivatives used as a net investment hedge of a foreign operation is recorded in Other Comprehensive Income. The ineffective portion of the change in fair value of any derivative designated as a hedge would be immediately recognized in earnings. No ineffectiveness was recognized in the first quarter of 2001.

   The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific assets, liabilities or forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

4.	On January 23, 2001, the Board of Directors approved a 2-for-1 stock split, effective as of February 28, 2001, for shareholders of record on February 6, 2001. The accompanying financial statements are presented on a post-split basis.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1  (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)


5.	An analysis of the cumulative foreign currency translation
adjustment follows (in thousands of dollars):




                                                      Decrease to
                                                 Stockholders' Equity
                                                2001             2000

   First Quarter
   Balance at January 1                      $  136,365          100,270
   Translation adjustment for
     the first quarter                           20,226           13,216

   Balance at March 31                       $  156,591          113,486






6. An analysis of comprehensive income is provided below (in thousands of dollars):








	Three Months Ended
	      March 31,
	  2000       2001


   Net earnings                              $ 81,530    74,605

   Other comprehensive income, before tax:
     Foreign currency translation
       adjustment                             (20,226)  (13,216)
     Unrealized holding
       losses on securities                      (771)   (1,961)
     Gain on derivative contracts               2,704	     ----
   Other comprehensive
     loss, before tax                         (18,293)  (15,177)
   Income tax (expense) benefit
     related to items of other
     comprehensive income                        (580)      687
   Other comprehensive
     income, net of tax                       (18,873)  (14,490)

   Total comprehensive income                $ 62,657    60,115





7. Segment Information

Management organizes the chewing gum business based on geographic regions. Information by geographic region is as follows:





Net Sales
                                      Three Months Ended
                                           March 31,
	2001		2000
   Americas, principally U.S.      $ 237,354    214,852
   Europe                            218,735    201,804
   Asia                               78,708     64,603
   Pacific                            18,239     17,886
   All Other                           8,587      4,146

   Net Sales                       $ 561,623    503,291





"All Other" revenue consists primarily of sales for Wrigley
Healthcare and sales of gumbase to customers.




   Operating Income
                                       Three Months Ended
                                           March 31,
                                        2001		  2000


   Americas, principally U.S.      $  54,117     49,758
   Europe                             60,339     51,293
   Asia                               24,060     18,236
   Pacific                             6,030      5,190
   All Other                         (29,049)   (20,284)

   Operating Income                  115,497    104,193




"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating losses for Wrigley Healthcare.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales
Net sales for the first quarter were $561.6 million, up $58.3 million or 12% versus the first quarter of 2000. Higher worldwide shipments increased sales revenue by 12%. In addition, favorable mix mainly from premium priced products in all regions increased sales by approximately 4%. This was offset by translation of weaker currencies, primarily in Europe and Australia, to the U.S. dollar which reduced sales by roughly 4%.

Cost of Sales and Gross Profit
Cost of sales for the first quarter was $228.4 million, an increase of $13.4 million or 6% versus the first quarter of 2000. Higher shipments across all regions increased cost of sales by 12%. Lower product cost/mix decreased cost of sales by 2%. Translation of weaker currencies to the U.S. dollar reduced cost of sales by 4%.

Gross profit was $333.2 million and $288.3 million for the first quarters of 2001 and 2000, respectively. The gross profit percentage was 59.3%, up from 57.3% in the first quarter of 2000.

Selling and General Administrative Expenses
Consolidated selling and general administrative expenses for the first quarter were $217.7 million, an increase of $33.6 million or 18% from the same period last year. The increase was mainly due to higher worldwide advertising, selling and other marketing spending.

As a percentage of consolidated net sales, the expenses were as follows:




                                      Three Months Ended
                                           March 31,
                                       2001		2000


   Advertising                        16.3%      15.8%
   Selling and Other Marketing        14.0%      12.9%
   General and Administrative          8.5%       7.9%
                                      38.8%      36.6%





Investment Income
Investment income for the first quarter was $4.1 million, an increase of $.4 million or 10% versus the first quarter of last year mainly due to higher cash balances in the U.S.

Other (expense)/income
Other expense for the first quarter was $.2 million compared to $1.2 million of other income in the first quarter of 2000. The change is due mainly to an increase in certain non-operating expense items incurred during the first quarter of 2001.

Income Taxes
Income taxes for the first quarter were $37.9 million, up $3.5 million or 10% from the first quarter of 2000. Pretax earnings were $119.4 million, an increase of $10.5 million or 10%. The consolidated effective tax rate was 31.7% compared to 31.5% for the same period last year.

Net Earnings
Consolidated net earnings for the first quarter of 2001 totaled
$81.5 million or   $.36 per share compared to last year's net
earnings of $74.6 million or $.33 per share for the same period.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities in the first quarter of 2001 was $65.6 million compared with $104.9 million in the first quarter of 2000. The decrease was mainly due to higher working capital requirements as a result of increased sales in 2001 combined with working capital reductions in 2000.

The Company had a current ratio (current assets divided by current liabilities) in excess of 2.6 to 1 at March 31, 2001 and in excess of 2.9 to 1 at December 31, 2000.

Additions to Property, Plant, and Equipment
Capital expenditures for 2001 are expected to be above 2000 capital expenditures and are expected to be funded from the Company's cash flow from operations.

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

The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 8, 2001 to consider the following proposals:
(1) the election of directors to serve for the ensuing year and
(2) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 2001. The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

Proposal 1. Election of directors. With each class of stock voting together, a total of 310,385,588 votes were eligible to be cast and a total of 281,132,994 votes were submitted for each nominee as follows:




	       		Nominee         			 For    			% For 	  Withheld

				John F. Bard						280,381,243			99.73		751,731
				Thomas A. Knowlton			280,404,944			99.74		728,050
				Penny Pritzker					280,356,344			99.72		776,650
				Melinda R. Rich					280,375,003			99.73		757,991
				Steven B. Sample				280,378,380			99.73		754,614
				Alex Shumate						280,362,570			99.72		770,424
				Richard J. Smucker			280,453,589			99.76		679,405
				William Wrigley, Jr.			280,455,835			99.76	   677,159




Proposal 2. Ratification of Auditors. With each class of stock voting together, a total of 310,385,588 votes were eligible to be cast and a total of 281,132,994 were submitted as follows:




		    					For    		  Against  		 	  Abstain

							280,458,783	  223,679		   	  450,532




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


Date:  May 11, 2001

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