Form 10-Q
period 2001-06-30
WRIGLEY WILLIAM JR CO
filed 2001-08-13
CIK 108601

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from			to

For Quarter Ended		June 30,2001		Commission file number	1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

	DELAWARE			36-1988190
	(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)

410 North Michigan Avenue
	Chicago, Illinois			60611
	(Address of principal executive offices)			(Zip Code)

(Registrant's telephone number, including area code)				312-644-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period That the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

182,678,726 shares of Common Stock and 43,126,868 shares of Class B Common Stock were outstanding as of July 31, 2001.

PART 1 - FINANCIAL INFORMATION - ITEM 1

WM. WRIGLEY JR. COMPANY

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net sales	$623,892	570,224	1,185,515	1,073,515

Cost of sales	251,096	235,495	479,491	450,461

Gross profit	372,796	334,729	706,024	623,054

Selling and general administrative	230,188	203,195	447,919	387,327

Operating income	142,608	131,534	258,105	235,727

Investment income	3,628	4,159	7,717	7,891

Other income / (expense)	(575)	(533)	(766)	472

Earnings before income taxes	145,661	135,160	265,056	244,090

Income taxes	45,628	43,057	83,493	77,382

Net earnings	$100,033	92,103	181,563	166,708

Net earnings per average share
of common stock (basic and diluted)	$0.44	0.40	0.80	0.73

Dividends declared per share
of common stock	$0.19	0.175	0.38	0.35

Average number of shares
outstanding for the period	225,605	227,528	225,577	228,007

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5
are an integral part of these statements.

PART 1 - FINANCIAL INFORMATION - ITEM 1 (Cont'd)

WM. WRIGLEY JR. COMPANY

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)

(Unaudited)

Six Months Ended June 30,

2001	2000
OPERATING ACTIVITIES
Net earnings	$181,563	166,708
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	31,054	28,372
Loss on sales of property, plant,
and equipment	212	355
(Increase) decrease in:
Accounts receivable	(65,729)	(45,188)
Inventories	(36,661)	(4,085)
Other current assets	(11,705)	4,727
Other assets and deferred charges	(3,917)	27,793
Increase (decrease) in:
Accounts payable	14,372	6,078
Accrued expenses	48,289	48,915
Income and other taxes payable	18,800	10,973
Deferred taxes	(165)	1,460
Other noncurrent liabilities	2,986	1,295

Net cash provided by operating activities	179,099	247,403

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(57,649)	(61,357)
Proceeds from property retirements	1,300	1,732
Purchases of short-term investments	(14,482)	(84,844)
Maturities of short-term investments	17,341	74,390

Net cash used in investing activities	(53,490)	(70,079)

FINANCING ACTIVITIES
Dividends paid	(82,336)	(79,933)
Common stock purchased	(1,275)	(75,037)

Net cash used in financing activities	(83,611)	(154,970)
Effect of exchange rate changes on cash and
cash equivalents	(9,472)	(7,741)

Net increase in cash and cash equivalents	32,526	14,613
Cash and cash equivalents at beginning of period	300,599	288,386

Cash and cash equivalents at end of period	$333,125	302,999

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$68,637	67,446
Interest paid	$373	380
Interest and dividends received	$7,534	7,970

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.
PART 1 - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED) (Unaudited)
June 30,	December 31,
2001	2000
Current assets:
Cash and cash equivalents	$333,125	300,599
Short-term investments, at amortized cost	26,441	29,301
Accounts receivable
(less allowance for doubtful accounts;
6/30/01 - $9,074; 12/31/00 - $8,186)	247,558	191,570
Inventories -
Finished goods	74,215	64,676
Raw materials and supplies	209,900	188,615
284,115	253,291

Other current assets	51,694	39,728
Deferred income taxes - current	13,141	14,226
Total current assets	956,074	828,715

Marketable equity securities at fair value	26,800	28,535
Deferred charges and other assets	88,096	83,713
Deferred income taxes - noncurrent	27,799	26,743

Property, plant, and equipment, at cost	1,167,699	1,139,632
Less accumulated depreciation	547,137	532,598
Net property, plant, and equipment	620,562	607,034
Total assets	$1,719,331	1,574,740

Current liabilities:
Accounts payable	$105,240	94,377
Accrued expenses	137,338	92,531
Dividends payable	42,867	39,467
Income and other taxes payable	75,899	60,976
Deferred income taxes - current	1,047	859
Total current liabilities	362,391	288,210

Deferred income taxes - noncurrent	38,880	40,144
Other noncurrent liabilities	113,837	113,489

Temporary Equity	9,578	-
Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	189,063 shares at 6/30/01;
188,368 shares at 12/31/00	12,597	12,558
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
43,378 shares at 6/30/01;
44,073 shares at 12/31/00	2,899	2,938
Additional paid-in capital	1,105	346
Retained earnings	1,578,796	1,492,547
Common stock in treasury, at cost -
(6/30/01; 6,824 shares; 12/31/00 - 6,917 shares)	(256,223)	(256,478)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(161,924)	(136,365)
Gain on derivative contracts	1,170	-
Unrealized holding gains on marketable
equity securities	16,225	17,351
Total accumulated other comprehensive income	(144,529)	(119,014)
Total stockholders' equity	1,204,223	1,132,897
Total liabilities & stockholders' equity	$1,719,331	1,574,740

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION - ITEM 1 (Cont'd)

WM. WRIGLEY JR. COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

(Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and six month periods ended June 30, 2001 and 2000, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 2001 and 2000, and the Consolidated Balance Sheet (Condensed) at June 30, 2001, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2000 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2000 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2000 have been reclassified to conform to the 2001 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

In May 2001, the Company's Board of Directors approved a Stockholder Rights Plan. Under the Rights Plan, each holder of Common Stock and Class B Common Stock at the close of business on June 6, 2001, automatically received a distribution of one Right for each share of Common Stock or Class B Common Stock held. Each Right entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock for $250. The Rights will trade along with, and not separately from, the shares of Common Stock and Class B Common Stock unless they become exercisable. The Rights become exercisable, and they will separate, become tradable, and entitle stockholders to buy common stock if any person or group ("Acquiring Person") becomes the beneficial owner of, or announces a tender or exchange offer for, 15% or more of the Company's Common Stock. In such event, all Rights, except for those held by the Acquiring Person, become Rights to purchase $500 worth of Common Stock for $250, unless redeemed by the Board of Directors. In case of a subsequent merger or other acquisition of the Company after the Rights become exercisable, holders of Rights other than the Acquiring Person may purchase shares of the acquiring entity at a 50% discount. The Rights will expire on June 6, 2011, unless redeemed earlier, or renewed by the Company's Board of Directors.

On June 30, 2001, there were authorized 20 million shares of preferred stock with no par value, of which 1 million Series A Junior Participating Preferred shares were reserved for issuance upon exercise of the rights.

4.

During the second quarter of 2001, in connection with its stock repurchase program, the Company sold put options on 200,000 shares of its Common Stock to an independent third party. The options entitle the holder to sell shares of Company Common Stock to the Company on certain dates at specific prices. The Company has the option to settle in cash or shares of Common Stock. As of June 30, 2001, the Company's potential obligation of $9.6 million to buy back 200,000 shares at a strike price of $47.89 has been charged to retained earnings and reflected as temporary equity on the consolidated balance sheet. The put options expire between August 2001 and December 2001.

5.

On January 23, 2001, the Board of Directors approved a 2-for-1 stock split, effective as of February 28, 2001, for shareholders of record on February 6, 2001. The accompanying financial statements are presented on a post-split basis.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION - ITEM 1 (Cont'd)

WM. WRIGLEY JR. COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

(Unaudited)

6. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).
	Decrease to
	Stockholders' Equity
Second Quarter	2001	2000

Balance at April 1	$156,591	113,486
Translation adjustment for
the second quarter	5,333	12,286

Balance at June 30	$161,924	125,772

	Decrease to
	Stockholders' Equity
Six Months	2001	2000

Balance at January 1	$136,365	100,270
Translation adjustment for
the first six months	25,559	25,502

Balance at June 30	$161,924	125,772

7.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2001	2000	2001	2000

	Net earnings	$100,033	92,103	181,563	166,708
	Other comprehensive income,
	before tax:
	Foreign currency
	translation adjustments	(5,333)	(12,286)	(25,559)	(25,502)
	Unrealized holding gains (losses)
	on securities	(964)	(4,846)	(1,735)	(6,807)
	Gain (loss) on derivative contracts	(996)	0	1,708	0
	Other comprehensive loss,
	before tax	(7,293)	(17,132)	(25,586)	(32,309)
	Income tax benefit related to items
	of other comprehensive income	651	1,696	71	2,383
	Other comprehensive loss,
	net of tax	(6,642)	(15,436)	(25,515)	(29,926)

	Total comprehensive income	$93,391	76,667	156,048	136,782

FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)

WM. WRIGLEY JR. COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

(Unaudited)

8.	Segment Information

	Management organizes the chewing-gum business based on geographic regions. Information by geographic region is as follows
	(in thousands of dollars):

	Net Sales	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2001	2000	2001	2000

	Americas, principally U.S.	$260,521	242,806	497,875	457,658
	Europe	261,896	241,589	480,631	443,393
	Asia	78,642	64,619	157,350	129,222
	Pacific	17,468	17,417	35,707	35,303
	All Other	5,365	3,793	13,952	7,939

	Net Sales	$623,892	570,224	1,185,515	1,073,515

	"All Other" revenue consists primarily of sales for Wrigley Healthcare and sales of gum base to customers.

	Operating Income	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2001	2000	2001	2000

	Americas, principally U.S.	$74,442	61,896	128,559	111,654
	Europe	80,153	68,124	140,492	119,417
	Asia	21,075	19,089	45,135	37,325
	Pacific	4,837	5,164	10,867	10,354
	All Other	(37,899)	(22,739)	(66,948)	(43,023)

	Operating Income	$142,608	131,534	258,105	235,727

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating losses for Wrigley Healthcare.

FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter were $623.9 million, up $53.7 million or 9% versus the second quarter of 2000. Higher worldwide shipments increased sales revenue by 8%. Additionally, selected selling price increases and favorable mix in all regions increased sales by approximately 5%. This was offset by translation of weaker foreign currencies to the U.S. dollar which reduced sales by approximately 4%.

Net sales for the first six months were $1,185.5 million, up $112.0 million or 10% versus the first six months of 2000. Higher worldwide shipments increased sales revenue by approximately 10%. In addition, favorable mix and selected selling price increases in all regions increased sales by approximately 4%. These increases were offset by translation of weaker foreign currencies to the U.S. dollar which reduced sales by roughly 4%.

Costs of Sales and Gross Profit
Cost of sales for the second quarter was $251.1 million, up $15.6 million or 7% versus the second quarter of 2000. Higher shipments across all regions increased cost of sales by 7%. Additionally, unfavorable product mix increased cost of sales by 3%. Translation of weaker foreign currencies to the U.S. dollar reduced cost of sales by 3%.

Gross profit was $372.8 million, up $38.1 million or 11% from the same period last year. The gross profit percentage was 59.8%, up from 58.7% in the second quarter of 2000.

Cost of sales for the first six months was $479.5 million, up $29.0 million or 6% versus the first six months of 2000. Higher shipments across all regions increased cost of sales by 9%. In addition, unfavorable product mix increased cost of sales by approximately 1%. Translation of weaker foreign currencies to the U.S. dollar reduced cost of sales by 4%.

Gross profit was $706.0 million, up $83.0 million or 13% from the same period last year. The gross profit percentage was 59.6%, up from 58.0% in the first six months of 2000.

Selling and General Administrative Expenses

Consolidated selling and general administrative expenses for the second quarter were $230.2 million, up $27.0 million or 13% from the same period last year. The increase was mainly due to higher worldwide selling, other marketing and administrative expenses.

Consolidated selling and general administrative expenses for the first six months of 2001 were $447.9 million, up $60.6 million or 16% from the same period last year. The increase is mainly due to higher worldwide selling, other marketing and administrative expenses.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Advertising	13.5%	15.4%	14.8%	15.6%
Selling and Other Marketing	15.3%	13.0%	14.7%	13.0%
General and Administrative	8.1%	7.2%	8.3%	7.5%
	36.9%	35.6%	37.8%	36.1%

FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investment Income
Investment income for the second quarter was $3.6 million, down $.5 million or 13% versus the second quarter of last year mainly due to lower worldwide yields.

Investment income for the first six months of 2001 was $7.7 million, down $.2 million or 2% versus the first six months of last year mainly due to lower worldwide yields.

Other (expense)/income
Other expense for the second quarter was $0.6 million, comparable to second quarter last year.

Other expense for the first six months of 2001 was $0.8 million, compared to $0.5 million of other income for the first six months of last year. The change is due mainly to an increase in certain non-operating expense items incurred during the first quarter of 2001.

Income Taxes
Income taxes for the second quarter were $45.6 million, up $2.6 million or 6% from the second quarter of 2000. Pretax earnings were $145.7 million, an increase of $10.5 million or 8%. The consolidated effective tax rate was 31.3% compared to 31.9% for the same period last year.

Income taxes for the first six months were $83.5 million, up $6.1 million or 8% from the first six months 2000. Pretax earnings were $265.1 million, an increase of $21.0 million or 9%. The consolidated effective tax rate was 31.5% compared to 31.7% for the same period last year.

Net Earnings
Consolidated net earnings for the second quarter of 2001 totaled $100.0 million or $.44 per share compared to last year's net earnings of $92.1 million or $.40 per share for the same period.

Consolidated net earnings for the first six months of 2001 totaled $181.6 million or $0.80 per share compared to last year's net earnings of $166.7 million or $0.73 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first six months of 2001 was $179.1 million compared with $247.4 million for the same period in 2000. The decrease was mainly due to higher working capital requirements as a result of increased sales in 2001 combined with working capital reductions in 2000.

The Company had a current ratio (current assets divided by current liabilities) in excess of 2.6 to 1 at June 30, 2001 and in excess of 2.8 to 1 at December 31, 2000.

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

Important factors that may influence the operations, performance, development and results of the Company's business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or under utilization of manufacturing capacity; political or economic instability in local markets; competition; retention of preferred retail space; effective marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; and accounting policies and practices.

We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

FORM 10-Q

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Exhibits reference is made to the Exhibit Index on page 12.

(b) On April 2, 2001, the Company filed a Form 8-K which presented quarterly unaudited consolidated statements of earnings for 2000. These quarterly statements included the change in presentation from a single-step to a multiple-step consolidated statement of net earnings and certain reclassifications which were adopted beginning with the 2000 Annual Report.

(c) On June 5, 2001, the Company filed a Form 8-K. The Company's Board of Directors adopted a Stockholder Rights Plan and pursuant to that Plan, declared a dividend distribution of one Right for each share of Common and Class B Common Stock of the Company outstanding as of June 6, 2001. Under the Plan, the Company entered a Stockholder Rights Agreement with EquiServe,L.L.P., as Rights Agent, dated as of June 1, 2001.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

	By	/s/ Reuben Gamoran

Reuben Gamoran
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	August 13, 2001

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

Stockholder Rights Agreement. The Stockholder Rights Agreement is incorporated by reference from Exhibit 4.1 of the Company's report on Form 8-K filed June 5, 2001.

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