Form 10-Q
period 2001-09-30
WRIGLEY WILLIAM JR CO
filed 2001-11-14
CIK 108601

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended		September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from			to

For Quarter Ended		September 30, 2001		Commission file number	1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

	DELAWARE			36-1988190
	(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)

410 North Michigan Avenue
	Chicago, Illinois			60611
	(Address of principal executive offices)			(Zip Code)

(Registrant's telephone number, including area code)				312-644-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period That the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	x	No

182,498,865 shares of Common Stock and 42,716,129 shares of Class B Common Stock were outstanding as of October 31, 2001.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$597,551	533,294	1,783,066	1,606,809

Cost of sales	247,448	223,816	726,939	674,277

Gross profit	350,103	309,478	1,056,127	932,532

Selling and general administrative	221,336	194,469	669,255	581,796

Operating income	128,767	115,009	386,872	350,736

Investment income	7,142	6,109	14,859	14,000

Other income / (expense)	(4,060)	1,650	(4,826)	2,122

Earnings before income taxes	131,849	122,768	396,905	366,858

Income taxes	40,342	38,926	123,835	116,308

Net earnings	$91,507	83,842	273,070	250,550

Net earnings per average share
of common stock(basic and diluted)	$0.41	0.37	1.21	1.10

Dividends declared per share
of common stock	$0.19	0.175	0.57	0.525

Average number of shares
Outstanding for the period	225,303	226,618	225,485	227,540

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5
are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
Nine Months Ended September 30,

2001	2000
OPERATING ACTIVITIES
Net earnings	$273,070	250,550
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	46,431	42,538
Loss on sales of property, plant,
and equipment	439	347
(Increase) decrease in:
Accounts receivable	(52,396)	(43,085)
Inventories	(58,993)	(30,397)
Other current assets	(16,209)	(1,067)
Other assets and deferred charges	(2,402)	28,019
Increase (decrease) in:
Accounts payable	13,198	14,194
Accrued expenses	28,844	63,519
Income and other taxes payable	22,918	17,535
Deferred taxes	2,770	8
Other noncurrent liabilities	5,262	1,213

Net cash provided by operating activities	262,932	343,374

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(113,652)	(79,524)
Proceeds from property retirements	1,544	1,898
Purchases of short-term investments	(18,748)	(113,859)
Maturities of short-term investments	20,755	103,146

Net cash used in investing activities	(110,101)	(88,339)

FINANCING ACTIVITIES
Dividends paid	(125,184)	(119,666)
Common stock purchased	(36,326)	(126,577)

Net cash used in financing activities	(161,510)	(246,243)
Effect of exchange rate changes on cash and
cash equivalents	(3,337)	(16,223)

Net decrease in cash and cash equivalents	(12,016)	(7,431)
Cash and cash equivalents at beginning of period	300,599	288,386

Cash and cash equivalents at end of period	$288,583	280,955

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$103,457	102,082
Interest paid	$720	573
Interest and dividends received	$14,866	14,083

All amounts in thousands.

Notes to financial statements beginning on page 5
are an integral part of these statements.
FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED) (Unaudited)
September 30,	December 31,
2001	2000
Current assets:
Cash and cash equivalents	$288,583	300,599
Short-term investments, at amortized cost	25,792	29,301
Accounts receivable
(less allowance for doubtful accounts;
9/30/01 - $9,059; 12/31/00 - $8,186)	239,374	191,570
Inventories -
Finished goods	83,687	64,676
Raw materials and supplies	225,057	188,615
308,744	253,291

Other current assets	56,921	39,728
Deferred income taxes - current	13,358	14,226
Total current assets	932,772	828,715

Marketable equity securities at fair value	28,288	28,535
Deferred charges and other assets	106,198	83,713
Deferred income taxes - noncurrent	25,162	26,743

Property, plant, and equipment, at cost	1,212,457	1,139,632
Less accumulated depreciation	565,732	532,598
Net property, plant, and equipment	646,725	607,034
Total assets	$1,739,145	1,574,740

Current liabilities:
Accounts payable	$105,684	94,377
Accrued expenses	119,896	92,531
Dividends payable	42,737	39,467
Income and other taxes payable	82,273	60,976
Deferred income taxes - current	1,151	859
Total current liabilities	351,741	288,210

Deferred income taxes - noncurrent	39,837	40,144
Other noncurrent liabilities	117,847	113,489

Temporary equity	4,789	-
Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	189,439 shares at 9/30/01;
188,368 shares at 12/31/00	12,622	12,558
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
43,002 shares at 9/30/01;
44,073 shares at 12/31/00	2,874	2,938
Additional paid-in capital	1,122	346
Retained earnings	1,632,407	1,492,547
Common stock in treasury, at cost -
(9/30/01; 7,507 shares; 12/31/00 - 6,917 shares)	(290,417)	(256,478)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(151,243)	(136,365)
Gain on derivative contracts	1,350	-
Unrealized holding gains on marketable
equity securities	16,216	17,351
Total accumulated other comprehensive income	(133,677)	(119,014)
Total stockholders' equity	1,229,720	1,132,897
Total liabilities & stockholders' equity	$1,739,145	1,574,740

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

	FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and nine month periods ended September 30, 2001 and 2000, respectively, the Consolidated Statement of Cash Flows (Condensed) for the nine month periods ended September 30, 2001 and 2000, and the Consolidated Balance Sheet (Condensed) at September 30, 2001, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2000 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2000 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2000 have been reclassified to conform to the 2001 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

During the second quarter of 2001, in connection with its stock repurchase program, the Company sold put options on 200,000 shares of its Common Stock to an independent third party. The options entitle the holder to sell shares of Company Common Stock to the Company on certain dates at specific prices. The Company has the option to settle in cash or shares of Common Stock. During the third quarter, 100,000 options expired unexercised. As of September 30, 2001, the Company's potential obligation of $4.8 million to buy back 100,000 shares at a strike price of $47.89 has been charged to retained earnings and reflected as temporary equity on the consolidated balance sheet. The remaining put options expire in December 2001.

4.

On January 23, 2001, the Board of Directors approved a 2-for-1 stock split, effective as of February 28, 2001, for shareholders of record on February 6, 2001. The accompanying financial statements are presented on a post-split basis.

5.	In September 2001, the Company entered into a $100 million line of credit. There were no borrowings outstanding under this line at September 30, 2001. The line of credit expires in September 2002.

6. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

		(Increase) Decrease to
		Stockholders' Equity
	Third Quarter	2001	2000

	Balance at July 1	$161,924	125,772
	Translation adjustment for
	the third quarter	(10,681)	25,290

	Balance at September 30	$151,243	151,062

		(Increase) Decrease to
		Stockholders' Equity
	Nine Months	2001	2000

	Balance at January 1	$136,365	100,270
	Translation adjustment for
	the first nine months	14,878	50,792

	Balance at September 30	$151,243	151,062

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

7.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2001	2000	2001	2000

	Net earnings	$91,507	83,842	273,070	250,550
	Other comprehensive income (loss),
	before tax:
	Foreign currency
	translation adjustments	10,681	(25,290)	(14,878)	(50,792)
	Unrealized holding losses
	on securities	(10)	(4,212)	(1,745)	(11,019)
	Gain on derivative contracts	253	-	1,961	-
	Other comprehensive income (loss),
	before tax	10,924	(29,502)	(14,662)	(61,811)
	Income tax (provision) benefit related to
	items of other comprehensive income	(72)	1,507	(1)	3,890
	Other comprehensive income (loss),
	net of tax	10,852	(27,995)	(14,663)	(57,921)

	Total comprehensive income	$102,359	55,847	258,407	192,629

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

8.	Segment Information

	Management organizes the chewing-gum business based on geographic regions. Information by geographic region is as follows
	(in thousands of dollars):

	Net Sales	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2001	2000	2001	2000

	Americas, principally U.S.	$245,700	227,362	743,575	685,020
	Europe	265,539	234,445	746,170	677,838
	Asia	61,035	49,222	218,385	178,444
	Pacific	20,112	18,237	55,819	53,540
	All Other	5,165	4,028	19,117	11,967

	Net Sales	$597,551	533,294	1,783,066	1,606,809

	"All Other" revenue consists primarily of sales for Wrigley Healthcare and sales of gum base to customers.

	Operating Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2001	2000	2001	2000

	Americas, principally U.S.	$59,164	56,667	187,723	168,321
	Europe	84,577	69,721	225,069	189,138
	Asia	13,844	10,948	58,979	48,273
	Pacific	7,035	5,657	17,902	16,011
	All Other	(35,853)	(27,984)	(102,801)	(71,007)

	Operating Income	$128,767	115,009	386,872	350,736

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating losses for Wrigley Healthcare.

FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
Net sales for the third quarter were $597.6 million, up $64.3 million or 12% versus the third quarter of 2000. Higher worldwide shipments increased sales revenue by 9%. Additionally, selected selling price increases and favorable mix in all regions increased sales by approximately 5%. This was offset by translation of weaker foreign currencies to the U.S. dollar which reduced sales by approximately 2%.

Net sales for the first nine months were $1,783.1 million, up $176.3 million or 11% versus the first nine months of 2000. Higher worldwide shipments increased sales revenue by approximately 10%. In addition, favorable mix and selected selling price increases in all regions increased sales by approximately 4%. These increases were offset by translation of weaker foreign currencies to the U.S. dollar which reduced sales by roughly 3%.

Costs of Sales and Gross Profit
Cost of sales for the third quarter was $247.4 million, up $23.6 million or 11% versus the third quarter of 2000. Higher shipments across all regions increased cost of sales by 9%. Additionally, an unfavorable product cost/mix increased cost of sales by 4%. Translation of weaker foreign currencies to the U.S. dollar reduced cost of sales by 2%.

Gross profit was $350.1 million, up $40.6 million or 13% from the same period last year. The gross profit percentage was 58.6%, up from 58.0% in the third quarter of 2000.

Cost of sales for the first nine months was $726.9 million, up $52.6 million or 8% versus the first nine months of 2000. Higher shipments across all regions increased cost of sales by 10%. In addition, unfavorable product mix increased cost of sales by approximately 1%. Translation of weaker foreign currencies to the U.S. dollar reduced cost of sales by 3%.

Gross profit was $1,056.1 million, up $123.6 million or 13% from the same period last year. The gross profit percentage was 59.2%, up from 58.0% in the first nine months of 2000.

Selling and General Administrative Expenses
Consolidated selling and general administrative expenses for the third quarter were $221.3 million, up $26.9 million or 14% from the same period last year. The increase was mainly due to higher worldwide selling, other marketing and administrative expenses.

Consolidated selling and general administrative expenses for the first nine months of 2001 were $669.3 million, up $87.5 million or 15% from the same period last year. The increase was mainly due to higher worldwide selling, other marketing and administrative expenses.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Advertising	12.8%	14.5%	14.1%	15.2%
Selling and Other Marketing	15.9%	13.7%	15.1%	13.2%
General and Administrative	8.3%	8.3%	8.3%	7.8%
	37.0%	36.5%	37.5%	36.2%

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investment Income
Investment income for the third quarter was $7.1 million, up $1.0 million or 17% versus the third quarter of last year. For the first nine months of 2001, investment income was $14.9 million, up $0.9 million or 6% versus the first nine months of last year. The increases for both the quarter and year to date reflect interest income from a U.S. tax refund which more than offset lower worldwide yields.

Other (expense)/income
Other expense for the third quarter was $4.1 million, compared to $1.7 million of other income for the third quarter last year. Through the first nine months of 2001, other expense was $4.8 million, compared to $2.1 million of other income for the first nine months of last year. The swing from income to expense, for both the quarter and year to date, was driven primarily by an increase in foreign currency transaction losses and market-driven portfolio losses associated with the cash surrender value of company-owned life insurance.

Income Taxes

Income taxes for the third quarter were $40.3 million, up $1.4 million or 4% from the third quarter of 2000. Pretax earnings were $131.8 million, an increase of $9.1 million or 7%. The consolidated effective tax rate was 30.6% compared to 31.7% for the same period last year. The change is mainly due to a favorable mix of earnings from countries with lower tax rates.

Income taxes for the first nine months were $123.8 million, up $7.5 million or 6% from the first nine months of 2000. Pretax earnings were $396.9 million, an increase of $30.0 million or 8%. The consolidated effective tax rate was 31.2% compared to 31.7% for the same period last year. The change is mainly due to a favorable mix of earnings from countries with lower tax rates.

Net Earnings

Consolidated net earnings for the third quarter of 2001 totaled $91.5 million or $0.41 per share compared to last year's net earnings of $83.8 million or $0.37 per share for the same period.

Consolidated net earnings for the first nine months of 2001 totaled $273.1 million or $1.21 per share compared to last year's net earnings of $250.6 million or $1.10 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first nine months of 2001 was $262.9 million compared with $343.4 million for the same period in 2000. The decrease was mainly due to higher working capital requirements as a result of increased sales in 2001 combined with working capital reductions in 2000.

The Company had a current ratio (current assets divided by current liabilities) in excess of 2.6 to 1 at September 30, 2001 and in excess of 2.8 to 1 at December 31, 2000.

Additions to Property, Plant, and Equipment

Capital expenditures for 2001 are expected to be above 2000 capital expenditures and are expected to be funded from the Company's cash flow from operations.

FORM 10-Q

PART I - FINANCIAL INFORMATION - ITEM 3
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

(b) The company has not filed a Form 8-K for the three month period ended September 30, 2001.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

By

Reuben Gamoran
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	11/13/2001

WM. WRIGLEY JR. COMPANY
AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3(i).

Articles of Incorporation of the Registrant. The Registrant's Restated Articles of Incorporation are incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1992.

3(ii).	By-laws of the Registrant. The Registrant's Amended and Restated Bylaws are attached hereto as Exhibit 3(ii), which begins on page 14.

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

10(g).	Wm. Wrigley Jr. Company 1997 Management Incentive Plan is incorporated by reference from Exhibit 10(g) of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

10(h).	Form of Severance Agreement for William Wrigley, Jr., President and Chief Executive Officer are attached hereto as Exhibit 10(h), which begins on page 23.

10(i).

Form of Severance Agreement for Peter Hempstead, Senior Vice President-International; Gary E. McCullough, Senior Vice President-Americas; Darrell Splithoff, Senior Vice President-Supply Chain and Corporate Development; and Ronald V. Waters, Senior Vice President and Chief Financial Officer are attached hereto as Exhibit 10(i), which begins on page 33.

For Copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

EXHIBIT 3(ii)

BYLAWS
of the
WM. WRIGLEY JR. COMPANY

(A Delaware Corporation)

Amended and Restated as of May 23, 2001

1          ARTICLE

Offices

1.1          Section .  Principal Office.  The principal office of the corporation shall be in the city of Wilmington, County of New Castle, State of Delaware.

1.2          Section .  Other Offices.  The corporation may also have other offices, either within or without the State of Delaware, and either within or without the territorial limits of the United States, as the board of directors or the officers may from time to time determine.

2          ARTICLE

Stockholders' Meetings

2.1          Section .  Place of Meetings.  All meetings of the stockholders shall be held at the place, within or without the State of Delaware, as the board of directors may from time to time determine.

2.2          Section .  Annual Meeting.  The annual meeting of stockholders shall be held on such date and at such time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which meeting the stockholders shall elect a board of directors, and transact such other business as may be required by statute or these by-laws or as may otherwise be properly brought before the meeting. The annual meeting may be adjourned from time to time without notice, other than announcement at the meeting, until its business is completed. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the date, hour, and place of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

2.3          Section .  Special Meetings.  Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the chairman of the board of directors or the president; and shall be called by the president or the secretary at the request in writing of a majority of the whole board of directors, or at the request in writing of the holders of 66 2/3% or more of all outstanding shares of stock of the corporation of each class entitled to vote in elections of directors (considered for the purpose of this Section 2.3 as one class) as of the date of such request. The notice of such meeting shall state the purpose or purposes of the proposed meeting. Special meetings of the stockholders shall be held at the date, hour, and place stated in the notice of the meeting and may be adjourned from time to time without notice as set forth in these bylaws. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the date, hour, and place of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

2.4          Section .  Notice of Meetings.  Written notice stating the date, hour, and place of any meeting of the stockholders and, in the case of a special meeting, the purpose or purposes of the meeting, shall be delivered to each stockholder of record entitled to notice of and to vote at such meeting, not less than ten (10) nor more than sixty (60) days before the date of the meeting.

2.5          Section .  Business at Special Meetings.  Business transacted at all special meetings of the stockholders shall be confined to the purposes stated in the notice of meeting.

2.6          Section .  Stockholder List.  At least ten days before every meeting of the stockholders, a complete listing of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder so entitled and the number of shares of each class of voting stock registered in the name of each stockholder, shall be prepared by the secretary. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

2.7          Section .  Presiding Officer.  The chairman of the board of directors, if any, shall preside at all meetings of the stockholders. In the event the office of chairman of the board is vacant, or in the event the chairman is absent or is unable or declines to preside at any such meeting, the chief executive officer shall preside; provided, that in the event the office of chief executive officer is vacant, or in the event the chief executive officer is absent or is unable or declines to preside, an officer of the corporation may be empowered by the chief executive officer to preside; provided further, that in the event an officer of the corporation empowered by the chief executive officer is absent or is unable or declines to preside, the other officers, in the order of seniority designated for such purpose by the board of directors from time to time, shall preside, or if no such designation has been made by the board of directors, the other officers in the order elected at the most recent annual election of officers, shall preside.

2.8          Section .  Quorum.  Except as otherwise required by law, the certificate of incorporation or these bylaws, the holders of a majority of the votes entitled to be cast represented by the shares of stock outstanding and entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. A quorum, once established, shall not be broken by the withdrawal of enough votes to leave less than a quorum. If, however, a quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, or as otherwise provided in these bylaws, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the date, hour, and place of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

2.9          Section .  Voting.  When a quorum is present at any meeting, and except as otherwise required by law, the certificate of incorporation or these bylaws, the affirmative vote of the holders of a majority of the total number of votes entitled to be cast represented in person or by proxy, voting as a single class, shall decide any question properly brought before such meeting. The board of directors, in its discretion, or the officer of the corporation presiding at a meeting of stockholders, in his or her discretion, may require that any votes cast at such meeting shall be cast by written ballot.

2.10          Section .  Proxies.  Any stockholder entitled to vote shall be entitled to vote in person, or by his or her proxy appointed by an instrument in writing signed by such stockholder or by his or her authorized attorney-in-fact, delivered to the secretary of the corporation prior to any such vote. The proxy shall be dated not more than three years prior to said meeting, unless said instrument provides for a longer period.

2.11          Section .  Nature of Business at Meetings of Stockholders.  No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement) given by or at the direction of the board of directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the board of directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 2.11 and on the record date for the determination of stockholders entitled to notice of and to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section 2.11.
                    In addition to any other applicable requirements, for business to be properly brought before an annual meeting of stockholders, such stockholder must have given timely notice in proper written form to the secretary of the corporation.
                    To be timely, the notice must be delivered to or received by the secretary at its principal executive offices not less than ninety (90) nor more than one hundred twenty (120) days before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever occurs first.
                    To be in proper form, a stockholder's notice to the secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such stockholder, (iii) the class or series and number of shares of capital stock of the corporation which are owned beneficially or of record by such stockholder, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder in such business and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.
                    No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this Section 2.11, provided, however, that, once business has been properly brought before the annual meeting in accordance with this procedure, nothing in this Section 2.11 shall be deemed to preclude discussion by any stockholder of any such business. If the chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

2.12          Section .  Conduct of Meetings.  The board of directors or the chairman of any meeting of stockholders shall have the right and authority to prescribe such rules, regulations and procedures and, in the case of the chairman of the meeting to do all such acts as are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the board of directors or prescribed by the chairman of the meeting, may include, without limitation: (a) the setting of the business of the meeting and the establishment of an agenda or order of business for the meeting; (b) rules and procedures for maintaining order at the meeting and the safety of those present; (c) limitations on attendance at or participation in the meeting to the stockholders of record of the corporation, their duly authorized and constituted proxies or such other persons as the chairman shall permit; (d) restrictions on entry to the meeting after the time fixed for the commencement thereof; (e) not requiring motions or seconding of motions and deeming directors nominated, or proposals made, by or under the authority of the board of directors to be properly before the meeting without further action; and (f) limitations and restrictions as to the content of and the time allotted, if any, to questions or comments by participants. Meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedures.

2.13          Section .  Stock Ledger.  The stock ledger of the corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the stockholders list required by applicable law or the books of the corporation, or to vote in person or by proxy at any meeting of stockholders.

2.14          Section .  Inspectors of Election.  In advance of or at any meeting of stockholders, the board of directors by resolution or the chairman of the board, the president or chief executive officer shall appoint one or more inspectors of election to act at the meeting and make a written report thereof. One or more persons may be designated as alternate inspectors to replace any inspector who fails to act. If no inspector or alternative is present, ready and willing to act at a meeting of stockholders, the chairman of the meeting shall appoint one or more inspectors to act at the meeting. Unless otherwise required by law, inspectors may be officers, employees or agents of the corporation. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector shall have the duties prescribed by law and shall take charge of the polls and, when the vote is completed, shall make a certificate of the result of the vote taken and of such other facts as may be required by law.

3          ARTICLE

Directors

3.1          Section .  Management of the Corporation.  The property and business of the corporation shall be managed by its board of directors. The board may exercise all powers of the corporation and do all lawful acts and things except those which, by applicable law, or by the certificate of incorporation, or these bylaws, are directed or required to be exercised or done by the stockholders.

3.2          Section .  Number and Tenure.  The board of directors shall have no less than three nor more than twelve members, as determined from time to time by resolution of the board of directors. Except as otherwise provided in these bylaws, the directors shall be elected at the annual meeting of stockholders to serve until the next annual meeting of the stockholders. Directors need not be stockholders.

3.3           Section .  Change in Number.  The limitations specified in Section 3.2 hereof within which the number of directors constituting the whole board is to be determined may be changed at any time by amendment of the bylaws by the directors at any meeting of the board of directors or by the stockholders at any meeting of the stockholders; provided, that the number of directors shall be not less than three, and provided further, that no decrease in the number of directors shall be effective to deprive any director of his office against his will prior to the next annual meeting of stockholders.

3.4          Section .  Nomination of Directors.  Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the corporation, except as may be otherwise provided in the certificate of incorporation. Nominations of persons for election to the board of directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (a) by or at the direction of the board of directors (or any duly authorized committee of the board) or (b) by any stockholder of the corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 3.4 and on the record date for the determination of stockholders entitled to notice of and to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section 3.4.
                      In addition to any other applicable requirements, for a nomination to be made by a stockholder, such stockholder must have given timely notice in proper written form to the secretary of the corporation.
                     To be timely, the notice must be delivered to or received by the secretary of the corporation at its principal executive offices (a) in the case of an annual meeting, not less than ninety (90) days nor more than one hundred twenty (120) days before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever occurs first; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever occurs first.
                    To be in proper written form, a stockholder's notice to the secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of the capital stock of the corporation which are owned beneficially or of record by the person and (iv) any other information relation to the person that would be required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and its rules and regulations; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder, (ii) the class or series and number of shares of the capital stock of the corporation which are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nominations(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required in connection with the solicitation of proxies pursuant to Section 14 of the Exchange Act and its rules and regulations. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.
                    No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this Section 3.4. If the chairman of the meeting determines that a nomination was not made in accordance with the foregoing procedures, the chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

3.5          Section .  Vacancies.  Subject to the terms of any one or more classes or series of preferred stock, if any vacancies occur in the board of directors caused by death, resignation, retirement, disqualification, or removal from office of any directors, or otherwise, or any new directorship is created by increasing the number of directors which shall constitute the whole board within the limitations specified in these bylaws, a majority of the directors then in office, although less than a quorum, but not less than two directors, may elect a successor or successors, or fill any newly created directorship, and the directors so chosen shall hold office until the next annual meeting of the stockholders or until their successors shall be duly elected and qualified, unless sooner displaced. When one or more directors shall resign from the board effective at a future date, the vote or action by written consent taken by the directors thereon shall become effective on the dates specified in such resignation or resignations.

3.6          Section .  Resignations and Removals of Directors.  Any director of the corporation may resign at any time, by giving written notice to the chairman of the board of directors, if any, or to the chief executive officer, the president or the secretary of the corporation. Such resignation shall take effect at the time specified in the notice or, if no time is specified, immediately. Unless otherwise specified in such notice, the acceptance of such resignation shall not be necessary to make it effective. Except as otherwise required by law, any director or the entire board of directors may be removed from office at any time by the affirmative vote of the holders of at least a majority in voting power of the issued and outstanding capital stock of the corporation entitled to vote in the election of directors.

3.7          Section .  Meeting.  The first meeting of each newly elected board of directors shall be held as soon as practicable after the adjournment of the annual meeting of stockholders. If such meeting is held immediately after the adjournment of the annual meeting of stockholders, the newly elected directors need not be notified of such meeting; otherwise, notice of the date, hour, and place of such meeting shall be given to each director. Additional meetings of the board of directors may be called by the chairman of the board of directors, if any, the chief executive officer or by two or more directors and may be held on any date, at any time and at any place designated in the notice of the meeting duly prepared and delivered to each director by the secretary or an assistant secretary or by the officer or one or more of the directors calling the meeting.

3.8          Section .  Notice.  Notice of additional meetings of the board of directors, or of the first meeting of each newly elected board of directors if it is not held immediately after the adjournment of the annual meeting of the stockholders, shall be given to each director at least forty-eight hours before the meeting if by mail, at least twenty-four hours before the meeting if given in person or by telephone or telegraph, facsimile or other electronic means or such shorter notice as the person or persons calling such meeting may deem necessary or appropriate under the circumstances. Notice of a meeting need not specify the purpose of the meeting, except in the case of a proposed amendment or repeal of any provision of the by-laws.

3.9          Section .  Quorum.  At all meetings of the board, a majority of the directors then holding office, but not less than two, shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute, the certificate of incorporation or these bylaws. If a quorum shall not be present at any meeting of directors, the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

3.10          Section .  Presiding Officer.  The chairman of the board of directors shall preside at all meetings of the directors. In the event the office of chairman of the board is vacant, or in the event the chairman is absent or is unable or declines to preside at any such meeting, the chief executive officer shall preside. If the office of chief executive officer is vacant, or in the event the chief executive officer is absent or is unable or declines to preside, a director may be empowered by the chief executive officer to preside. In the event that such director is absent or is unable or declines to preside or no such director has been so empowered, the presiding officer at any such meeting shall be any director designated by the vote of a majority of the directors present at such meeting.

3.11          Section .  Presumption of Assent.  A director of the corporation who is present at a meeting of the board of directors at which action is taken on any matter shall be conclusively presumed to have assented to the action taken, unless such director's dissent shall be entered in the minutes of the meeting or unless such director shall file a written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

3.12          Section .  Meetings by Means of Conference Telephone.  Unless otherwise provided by the certificate of incorporation or these bylaws, members of the board of directors or any committee designated by such board may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment so long as all persons participating in the meeting can hear each other. Such participation shall constitute presence in person at such meeting.

3.13          Section .  Action Without Meeting.  Unless otherwise provided by the certificate of incorporation or these bylaws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof, may be taken without a meeting, if a written consent thereto is signed by all members of the board or committee, as the case may be, and such written consent is filed with the minutes of the proceedings of such board or committee.

3.14          Section .  Committees of Directors.  Unless otherwise specifically provided by the certificate of incorporation or these bylaws, the board of directors may, by resolution passed by a majority of the whole board, designate one or more committees and the composition thereof, and from time to time shall name the chairman thereof Each committee shall consist of no less than two directors. The duties and functions of all committees shall be established from time to time by resolution passed by a majority of the whole board of directors. At all meetings of each committee, a majority of the members thereof, but not less than two, shall constitute a quorum for the transaction of business. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution establishing the committee, unless otherwise provided by law, the certificate of incorporation or these bylaws, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution of the board of directors. Each committee shall keep regular minutes of its meetings and deliver them to the board of directors as the latter may require. The chief executive officer may, at the pleasure of the board, attend the meetings of each committee as a non-voting advisory participant.

3.15          Section .  Composition of the Board of Directors and Nominating and Audit Committees.  So long as any shares of
Class B Common Stock remain outstanding, the Nominating Committee shall not recommend to the board of directors any individual or individuals for election to the board of directors or for appointment to the Audit Committee, and the board of directors shall not nominate, elect or appoint airy such individual or individuals, if, after such election or appointment, a majority of the members of the board of directors shall not consist of "independent directors" (as defined below) or the composition of the members of the Audit Committee shall not conform to the rules and regulations of the New York Stock Exchange then in effect. So long as any shares of Class B Common Stock remain outstanding, the "independent directors" of the Board of Directors shall, from time to time, name the members of the Nominating Committee which shall consist only of "independent directors." The chairman of the Nominating Committee shall be selected from time to time by the members of the Nominating Committee.
                    For purposes of determining an "independent director" eligible for membership on the board of directors or the Nominating Committee, an "independent director" is a director who is not:

(a)                 William Wrigley or his spouse, (b) a lineal descendant of a great grandparent of William Wrigley or a spouse of any such lineal descendant, (c) at the time of determination, and was not at any time within the 3 year preceding such time, an officer or employee of the corporation or of any of its affiliates or subsidiaries, (d) the beneficial holder of more than 5% of the total number of shares of Common Stock and Class B Common Stock then outstanding, (e) a director, officer, employee or partner of any person or entity holding more than 5% of the total number of shares of Common Stock and Class B Common Stock then outstanding, (f) an owner, officer, partner or employee of a firm supplying banking, investment banking, legal or accounting services to the corporation or of a firm supplying any other services to the corporation other than services on an occasional and minimal basis or (g) an owner, officer, partner or employee of a purveyor of products to the corporation which amount to more than 1% of the annual sales of such purveyor of products. For purposes of clauses (f) and (g) a person should not be deemed an "owner" of another entity unless such person directly or indirectly owns 1% or more of the outstanding equity of such entity.

3.16          Section .  Compensation of Directors.  As determined from time to time by the board of directors, the corporation may compensate each director, in a manner determined by resolution of the board, for his or her services, as a member of the board or any committee, including expenses of attendance at such meetings. Nothing contained herein shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

4          ARTICLE

Notices

4.1          Section .  Manner of Notice.  Whenever written notice is required by law, the certificate of incorporation or these bylaws, to be given to any director or stockholder, such notice may be given in by mail, addressed to such director or stockholder, at such person's address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, facsimile, telex or cable.

4.2          Section .  Waiver of Notice.  When notice is required to be given by law, the certificate of incorporation, or these by-laws, a written waiver thereof, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent thereto. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except where the person attends the meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any meeting need be specified in any waiver of notice.

5          ARTICLE

Officers

5.1           Section .  Election and Appointment of Officers.  The board of directors at its first meeting after the annual meeting of stockholders, or as soon as practicable thereafter, may elect a chairman of the board of directors and shall elect a chief executive officer, a president, a secretary, a treasurer, a controller and such other officers as the business of the corporation may require, including any other officers with or without a special designation relating to their duties. The board of directors or the chief executive officer may at any time or times appoint other officers, with or without a special designation relating to their duties, as the business of the corporation may require. Any officers so elected or appointed shall hold such office for such time as shall be determined by the board of directors or the chief executive officer, as the case may be. Two or more offices may be held by the same person except the office of treasurer and controller. The chairman of the board, if any, and the president shall be elected from among the directors. None of the other officers need be a director.

5.2           Section .  Duties and Powers of Officers.  Subject to law, the certificate of incorporation or these bylaws, each elected and appointed officer shall have such duties and powers as may be prescribed by these bylaws or, in the absence thereof, as may be prescribed by the board of directors or by the chief executive officer from time to time. The authority to vote or delegate others to vote the shares of stock owned by the corporation in its various subsidiaries at their respective meetings of stockholders shall be vested in the chairman of the board, if any, the chief executive officer, the president, any executive vice president, any senior vice president, the chief financial officer, the vice president-corporate affairs, the controller, the treasurer, the secretary, or any of them.

5.3          Section .  Removal and Resignations.  Any officer may be removed at any time, with or without cause, by majority vote at any meeting of the board of directors at which a quorum is present. Any person holding an appointive office may also be removed at any time, with or without cause, by the chief executive officer. Any officer may resign at any time by giving written notice to the board of directors or the chief executive officer.

5.4          Section .  Vacancies.  Any vacancy occurring in any elective or appointive office of the corporation for any reason may be filled by the board of directors or the chief executive officer for the unexpired portion of the term thereof.

5.5          Section .  Chairman of the Board of Directors.  The chairman of the board of directors may preside at all meetings of the stockholders and directors; lie shall act in a general advisory capacity in connection with the business and affairs of the corporation; and lie shall perform such other duties as may be prescribed from time to time by the board of directors.

5.6          Section .  Chief Executive Officer.  The chief executive officer of the corporation shall have general supervision, direction, and control of the day-to-day affairs, and the officers of the corporation, subject to the authority of the board of directors and shall ensure that all orders and resolutions of the board of directors are carried into effect and shall perform such other duties as may be prescribed from time to time by the board of directors.

5.7          Section .  President.  The president may be the chief operating officer of the corporation. In the event the offices of chief executive officer and president are not filled by the same person, the president shall assist and report directly to the chief executive officer, and shall perform such other duties as shall be prescribed from time to time by the board of directors or the chief executive officer.

5.8          Section .  Secretary.  The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and, unless someone else is otherwise designated by the presiding officer of the meeting of stockholders, shall record all votes and the minutes of all proceedings. As required, the secretary, or an assistant secretary, shall perform like duties for committees of the board. The secretary shall give, or cause to be given, notice of all meetings of the stockholders and of the board of directors, and the secretary or the assistant secretary, if there be one, shall give, or cause to be given, notice of all meetings of the committees of the board, and each shall perform such other duties as may be prescribed by the board of directors or the chief executive officer, under whose supervision such office shall be. The secretary shall keep in safe custody the seal of the corporation and, when authorized by the board, or any committee thereof, the chairman of the board, the chief executive officer or such other officers as may be designated from time to time by the board of directors or the chief executive officer, shall affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of an assistant secretary, if there shall be one. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by the signature of such officer. The secretary shall perform such other duties as may be prescribed from time to time by the chief executive officer or the board of directors.

5.9          Section .  Treasurer.  The treasurer shall have custody of and shall keep an account of all monies, funds, and property of the corporation; and shall render such accounts and present such statements to the board of directors or the chief executive officer as they may require. The treasurer shall deposit all funds of the corporation in such banks or other depositories as the board of directors may from time to time designate; provided, however, that the board of directors may, by resolution, delegate to the chief executive officer and any other officers of the corporation the authority to designate banks and other financial institutions for the funds of the corporation; shall keep all bank accounts in the name of the corporation; shall endorse or shall cause to be endorsed, for collection the bills, notes, checks, and other negotiable instruments received by the corporation; shall sign, or shall cause to be signed, all bills, notes, checks, and other negotiable instruments of the corporation; shall pay out, or shall cause to be paid out, of money as the business of the corporation may require, taking proper vouchers therefor; provided, however, that the board of directors shall have the power, by resolution, to delegate any of the duties of the treasurer to any other officer and to provide for the signing of bills, notes, checks, vouchers, or other instruments by other officers or employees.

5.10          Section .  Controller. The controller shall be the chief accounting officer of the corporation; shall have charge and control of the books and accounts and the internal accounting system of the corporation; and shall render such reports to the board of directors and the chief executive officer as they may require. The controller shall not be an authorized signer of any check, note, or other instrument transferring fiends of the corporation or borrowing any money in its name. The controller shall perform such other duties as may be prescribed from time to time by the chief executive officer or the board of directors.

5.11          Section .  Salaries.  All remuneration of the chairman of the board, if any, the chief executive officer and the president shall be established by the board of directors or the Compensation Committee of the board of directors. The remuneration of all other officers, whether elected or appointed, shall be established by the chief executive officer.

5.12          Section .  Succession of Officers.  In the event that the office of chief executive officer is vacant, or in the event the chief executive officer is absent or unable to act, the officers, in the order of succession as may be designated for such purpose by the board of directors from time to time, shall, except as otherwise specifically provided for in these bylaws in the case of presiding at meetings of directors and stockholders, perform the duties and exercise the powers of the chief executive officer. If the board of directors shall not have made such a designation, the officers, in the order of succession as may be designated for such purpose by the chief executive officer from time to time, shall, except as otherwise specifically provided for in these bylaws, perform the duties and exercise the powers of the chief executive officer. If the board of directors or the chief executive officer shall not have made such designation, the elected officers, if any, in the order elected at the most recent annual election of officers, shall perform such duties and exercise such powers. In the event there are no elected officers, or they are absent or unable or decline to act, the appointed officers, in the order appointed at the most recent election of officers, shall perform such duties and exercise such powers.

6          ARTICLE

Voting Power, Contracts, Checks, and Deposits

6.1          Section .  Voting of Stock Owned by the Corporation.  The chairman of the board of directors, if any, the chief executive officer, or any other officers as may be specifically designated by the board of directors, or by the chief executive officer, shall have full power and authority to attend any meeting of stockholders of any corporation in which the corporation may own stock, and shall possess and may exercise on behalf of the corporation any and all rights and powers incident to the ownership of said stock, including the power to vote said stock, and to sign any proxy or power of attorney authorizing the person named therein to do so.

6.2          Section .  Signing of Contracts.  The chairman of the board of directors, if any, the chief executive officer, or any other officers as may be specifically designated by the board of directors or by the chief executive officer shall execute and deliver on behalf of the corporation any contract, deed, lease, or other instrument required in the usual course of its business, except where required or permitted by law to be otherwise signed and executed, and except where the signing and execution thereof shall be expressly delegated by the board of directors or the chief executive officer to an agent of the corporation.

6.3          Section .  Checks.  Checks, demands for money, notes, or other evidences of indebtedness of the corporation shall be signed by the treasurer or such officer or officers (other than the controller or divisional or unit controllers) or such other person or persons as the board of directors or the chief executive officer may from time to time designate. The facsimile signature of the corporation's name may be used to sign such instruments in lieu of the signatures of such officers or persons, and (lie signatures of officers or other persons authorized to sign such instruments may be facsimiles.

7          ARTICLE

Certificates of Stock

7.1          Section .  Certificates of Stock.  If certificates of stock of the corporation are issued as evidence of the ownership thereof, they shall be numbered, which, along with appropriate information to identify ownership, shall be entered in the books of the corporation as they are issued. Each certificate shall exhibit the holder's name and number of shares represented thereby, and shall be signed, which signature may be a facsimile thereof, by the chief executive officer or the president, and the secretary or an assistant secretary or the treasurer or an assistant treasurer. If any stock certificate is countersigned (1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if lie were such officer, transfer agent, or registrar at the date of issue. In the event of the alleged loss or destruction or mutilation of a certificate of stock, a duplicate certificate may be issued in place thereof, upon such terms in conformity with law as the board of directors may prescribe from time to time.

7.2          Section .  Certificateless Ownership.  The corporation is not required to issue stock certificates to evidence the ownership thereof. If no certificates are issued then information sufficient to identify ownership thereof shall be entered in the books of the corporation. The corporation shall issue a stock certificate upon the request of the owner thereof.

7.3          Section .  Stock Transfers.  Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and upon the request by the beneficial owner or the owner of record, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and to cancel the old certificate and record the transaction upon its books. Unless specifically requested to issue stock certificates, the corporation may maintain all transfers of ownership only on its records.

8          ARTICLE

Amendments to By-Laws

8.1          Section .  Amendments by Stockholders.  These bylaws may be amended or repealed, unless otherwise prescribed by law or the certificate of incorporation, and new by-laws may be adopted, at any annual or special meeting of the stockholders at which a quorum is present by the vote of the stockholders representing a majority of the votes entitled to vote, present in person or represented by proxy, provided notice of the proposed amendment or repeal is contained in the notice of such annual or special meeting, and provided further, that no provision of the bylaws establishing the manner in which the date of such annual meeting is determined shall be amended within sixty days before the date fixed by the board of directors on which the annual meeting of stockholders is to be held that year.

8.2          Section .  Amendments by Directors.  These bylaws may be amended or repealed, unless otherwise prescribed by law or the certificate of incorporation, and new by-laws may be adopted, by the affirmative vote of a majority of the board of directors at any meeting thereof at which a quorum is present, if notice of the proposed amendment or repeal is contained in the notice of such meeting.

9          ARTICLE

General Provisions

9.1          Section .  Fiscal Year.  The fiscal year of the corporation shall be the calendar year.

9.2          Section .  The Corporate Seal.  The corporate seal shall have inscribed thereon the name of the corporation, and the words "Corporate Seal, Chicago, Illinois." Said seal may be used by causing it or a facsimile thereof to be impressed or axed or otherwise reproduced.

EXHIBIT 10(h)
SEVERANCE AGREEMENT

          THIS AGREEMENT, dated [DATE], is made by and between the Wm. Wrigley Jr. Company, a Delaware corporation (the "Company"), and William Wrigley, Jr. (the "Executive").

          WHEREAS, the Company considers it essential to the best interests of its stockholders to foster the continued employment of key management personnel; and

          WHEREAS, the Board recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders; and

          WHEREAS, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Executive, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control.

          NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the Company and the Executive hereby agree as follows:

     1.   Defined Terms.  The definitions of capitalized terms used in this Agreement are provided in the last Section hereof.

     2.  Term of Agreement.  The Term of this Agreement shall commence on the Effective Date and shall continue in effect through the third anniversary of the Effective Date; provided, however, that on each anniversary of the Effective Date during the Term of this Agreement, the Term shall automatically be extended for one additional year unless, not later than 90 days prior to any such anniversary, the Company or the Executive shall have given notice not to extend the Term; and further provided, however, that if a Change in Control shall have occurred during the Term, the Term shall expire no earlier than the last day of the twenty-fourth (24th) calendar month following the month in which such Change in Control occurred.

     3.   Company's Covenants Summarized.  In order to induce the Executive to remain in the employ of the Company and in consideration of the Executive's covenants set forth in Section 4 hereof, the Company agrees, under the conditions described herein, to pay the Executive the Severance Payments and the other payments and benefits described herein. Except as provided in Section 10 hereof, no Severance Payments shall be payable under this Agreement unless there shall have been (or, under the terms of the second sentence of Section 6 hereof, there shall be deemed to have been) a termination of the Executive's employment with the Company following a Change in Control and during the Term. This Agreement shall not be construed as creating an express or implied contract of employment and, except as otherwise agreed in writing between the Executive and the Company, the Executive shall not have any right to be retained in the employ of the Company.

     4.   The Executive's Covenants.  The Executive agrees that, subject to the terms and conditions of this Agreement, in the event of a Potential Change in Control during the Term, the Executive will remain in the employ of the Company until the earliest of (i) a date which is six (6) months following the date of such Potential Change of Control, (ii) the date of a Change in Control, (iii) the date of termination by the Executive of the Executive's employment for Good Reason or by reason of death, Disability or Retirement, or (iv) the termination by the Company of the Executive's employment for any reason.

     5.   Compensation Other Than Severance Payments.

          a.   Payment of Salary During Disability.  Following a Change in Control and during the Term, during any period that the Executive fails to perform the Executive's full-time duties with the Company as a result of incapacity due to physical or mental illness, the Company shall pay the Executive's full salary to the Executive at the rate in effect at the commencement of any such period, together with all compensation and benefits payable to the Executive under the terms of any applicable compensation or benefit plan, program or arrangement maintained by the Company during such period, until the Executive's employment is terminated by the Company for Disability.

          b.   Accrued Salary.  If the Executive's employment is terminated for any reason following a Change in Control and during the Term, the Company shall pay the Executive's full salary to the Executive through the Date of Termination at the rate in effect immediately prior to the Date of Termination or, if higher, the rate in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, together with all compensation and benefits payable to the Executive through the Date of Termination under the terms of the Company's applicable compensation and benefit plans, programs or arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason.

c.   Post-Termination Benefits.  If the Executive's employment is terminated for any reason following a Change in Control and during the Term, the Company shall pay to the Executive the Executive's normal post-termination compensation and benefits as such payments become due. Such post-termination compensation and benefits shall be determined under, and paid in accordance with, the Company's applicable retirement, insurance and other compensation or benefit plans, programs and arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the occurrence of the first event or circumstance constituting Good Reason.

     6.   Severance Payments.

          a.  If (i) the Executive's employment is terminated following a Change in Control and during the Term, other than (A) by the Company for Cause, (B) by reason of death or Disability, or (C) by the Executive without Good Reason, or (ii) the Executive voluntarily terminates his employment for any reason during the one-month period commencing on the first anniversary of the Change in Control, then, in either such case, the Company shall pay the Executive the amounts, and provide the Executive the benefits, described in this Section 6 ("Severance Payments") and Section 7, in addition to any payments and benefits to which the Executive is entitled under Section 5 hereof. For purposes of this Agreement, the Executive's employment shall be deemed to have been terminated following a Change in Control by the Company without Cause or by the Executive with Good Reason, if (i) the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following the occurrence of a Potential Change in Control and such termination was at the request or direction of a Person whose actions gave rise to such Potential Change in Control, or (ii) the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason and such termination or the circumstance or event which constitutes Good Reason is otherwise in connection with or in anticipation of a Change in Control (whether or not a Change in Control ever occurs). For purposes of any determination regarding the applicability of the immediately preceding sentence, any position taken by the Executive shall be presumed to be correct unless the Company establishes to the Board by clear and convincing evidence that such position is not correct. Except as provided above, if the Executive's employment is terminated prior to a Change in Control, the Executive shall not be entitled to any benefits under this Agreement.

               (1)  Lump Sum Payment.  In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination and in lieu of any severance benefit otherwise payable to the Executive, the Company shall pay to the Executive a lump sum severance payment, in cash, equal to three (3) times the sum of (i) the Executive's base salary as in effect immediately prior to the Date of Termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, and (ii) the highest annual bonus earned by the Executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of any of the three fiscal years ending immediately prior to the fiscal year in which occurs the Date of Termination or, if higher, immediately prior to the fiscal year in which occurs the first event or circumstance constituting Good Reason.

               (2)  Continuation of Welfare Benefits.  For the thirty-six (36) month period immediately following the Date of Termination, the Company shall arrange to provide the Executive and his dependents life, disability, accident and health insurance benefits substantially similar to those provided to the Executive and his dependents immediately prior to the Date of Termination or, if more favorable to the Executive, those provided to the Executive and his dependents immediately prior to the first occurrence of an event or circumstance constituting Good Reason, at no greater cost to the Executive than the cost to the Executive immediately prior to such date or occurrence; provided, however, that, unless the Executive consents to a different method (after taking into account the effect of such method on the calculation of "parachute payments" pursuant to Section 7 hereof), such health insurance benefits shall be provided through a third-party insurer. Benefits otherwise receivable by the Executive pursuant to this Section 6(a)(2) shall be reduced to the extent benefits of the same type are received by or made available to the Executive during the thirty-six (36) month period following the Executive's termination of employment (and any such benefits received by or made available to the Executive shall be reported to the Company by the Executive); provided, however, that the Company shall reimburse the Executive for the excess, if any, of the cost of such benefits to the Executive over such cost immediately prior to the Date of Termination or, if more favorable to the Executive, the first occurrence of an event or circumstance constituting Good Reason.

               (3)  Incentive Compensation.  Notwithstanding any provision of any annual or long-term incentive plan to the contrary, the Company shall pay to the Executive a lump sum amount, in cash, equal to the sum of (i) any unpaid incentive compensation which has been allocated or awarded to the Executive for a completed fiscal year or other measuring period preceding the Date of Termination under any such plan and which, as of the Date of Termination, is contingent only upon the continued employment of the Executive to a subsequent date, and (ii) a pro rata portion to the Date of Termination of the aggregate value of all contingent incentive compensation awards to the Executive for all then uncompleted periods under any such plan, calculated as to each such award by multiplying the award that the Executive would have earned on the last day of the performance award period, assuming the achievement, at the target level, of the individual and corporate performance goals established with respect to such award, by the fraction obtained by dividing the number of full months and any fractional portion of a month during such performance award period through the Date of Termination by the total number of months contained in such performance award period.

               (4)  Accelerated Vesting of Stock Options.  All stock options held by the Executive under any stock option or incentive plan maintained by the Company shall immediately vest and become exercisable as of the Date of Termination, to be exercised in accordance with the terms of the applicable plan.

               (5)  Outplacement Services.  The Company shall provide the Executive with outplacement services suitable to the Executive's position for a period of three years or, if earlier, until the first acceptance by the Executive of an offer of employment.

               (6)  Credited Pension Service.  The Company shall credit the Executive with three (3) additional years of service for all purposes under the Company's applicable qualified and non-qualified defined benefit pension plans.

     7.  280G Gross-Up Payments.

         (a)  Whether or not the Executive becomes entitled to the Severance Payments, if any of the payments or benefits received or to be received by the Executive (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a change in control of the Company or any Person affiliated with the Company or such Person) (such payments or benefits, excluding the Gross-Up Payment, being hereinafter referred to as the "Total Payments") will be subject to the Excise Tax, the Company shall pay to the Executive an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive, after deduction of any Excise Tax on the Total Payments and any federal, state and local income and employment taxes and Excise Tax upon the Gross-Up Payment, shall be equal to the Total Payments.

         (b)  For purposes of determining whether any of the Total Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) all of the Total Payments shall be treated as "parachute payments" (within the meaning of section 280G(b)(2) of the Code) unless, in the opinion of tax counsel ("Tax Counsel") reasonably acceptable to the Executive and selected by the accounting firm which was, immediately prior to the Change in Control, the Company's independent auditor (the "Auditor"), such payments or benefits (in whole or in part) do not constitute parachute payments, including by reason of section 280G(b)(4)(A) of the Code, (ii) all "excess parachute payments" within the meaning of section 280G(b)(l) of the Code shall be treated as subject to the Excise Tax unless, in the opinion of Tax Counsel, such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered (within the meaning of section 280G(b)(4)(B) of the Code) in excess of the Base Amount allocable to such reasonable compensation, or are otherwise not subject to the Excise Tax, and (iii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Auditor in accordance with the principles of sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income tax at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Date of Termination (or if there is no Date of Termination, then the date on which the Gross-Up Payment is calculated for purposes of this Section 7), net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.

        (c)  In the event that the Excise Tax is finally determined to be less than the amount taken into account hereunder in calculating the Gross-Up Payment, the Executive shall repay to the Company, within five (5) business days following the time that the amount of such reduction in the Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus that portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and employment taxes imposed on the Gross-Up Payment being repaid by the Executive, to the extent that such repayment results in a reduction in the Excise Tax and a dollar-for-dollar reduction in the Executive's taxable income and wages for purposes of federal, state and local income and employment taxes), plus interest on the amount of such repayment at 120% of the rate provided in section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder in calculating the Gross-Up Payment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess (plus any interest, penalties or additions payable by the Executive with respect to such excess) within five (5) business days following the time that the amount of such excess is finally determined. The Executive and the Company shall each reasonably cooperate with the other in connection with any administrative or judicial proceedings concerning the existence or amount of liability for Excise Tax with respect to the Total Payments.

        (d)  Timing of Payments.  The payments provided in subsections (1) and (3) of Section 6 hereof and in Section 7 hereof shall be made not later than the fifth day following the Date of Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Executive or, in the case of payments under Section 7 hereof, in accordance with Section 7 hereof, of the minimum amount of such payments to which the Executive is clearly entitled and shall pay the remainder of such payments

(together with interest on the unpaid remainder (or on all such payments to the extent the Company fails to make such payments when due) at 120% of the rate provided in section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Executive, payable on the fifth (5th) business day after demand by the Company (together with interest at 120% of the rate provided in section 1274(b)(2)(B) of the Code). At the time that payments are made under this Agreement, the Company shall provide the Executive with a written statement setting forth the manner in which such payments were calculated and the basis for such calculations including, without limitation, any opinions or other advice the Company has received from Tax Counsel, the Auditor or other advisors or consultants (and any such opinions or advice which are in writing shall be attached to the statement).

        (e)  Legal Fees.  The Company also shall pay to the Executive all legal fees and expenses incurred by the Executive in disputing in good faith any issue hereunder relating to the termination of the Executive's employment, in seeking in good faith to obtain or enforce any benefit or right provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of section 4999 of the Code to any payment or benefit provided hereunder. Such payments shall be made within five (5) business days after delivery of the Executive's written requests for payment accompanied with such evidence of fees and expenses incurred as the Company reasonably may require. For purposes of this Section 7(e), any dispute by the Executive shall be presumed to be in good faith unless the Company establishes to the Board by clear and convincing evidence that such dispute was not in good faith.

      8.  Termination Procedures and Compensation During Dispute.

        (a)  Notice of Termination.  After a Change in Control and during the Term, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination from one party hereto to the other party hereto in accordance with Section 12 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Further, a Notice of Termination for Cause is required to include a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board which was called and held for the purpose of considering such termination (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive was guilty of conduct set forth in clause (i) or (ii) of the definition of Cause herein, and specifying the particulars thereof in detail.

        (b)  Date of Termination.  "Date of Termination," with respect to any purported termination of the Executive's employment after a Change in Control and during the Term, shall mean (i) if the Executive's employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of the Executive's duties during such thirty (30) day period), and (ii) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination by the Company, shall not be less than thirty (30) days (except in the case of a termination for Cause) and, in the case of a termination by the Executive, shall not be less than fifteen (15) days nor more than sixty (60) days, respectively, from the date such Notice of Termination is given).

        (c)  Dispute Concerning Termination.  If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section 8(c), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of (i) the date on which the Term ends or (ii) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided, however, that the Date of Termination shall be extended by a notice of dispute given by the Executive only if such notice is given in good faith and the Executive pursues the resolution of such dispute with reasonable diligence.

         (d)  Compensation During Dispute.  If a purported termination occurs following a Change in Control and during the Term and the Date of Termination is extended in accordance with Section 8(c) hereof, the Company shall continue to pay the Executive the full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, salary) and continue the Executive as a participant in all compensation, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with Section 8(c) hereof. Amounts paid under this Section 8(d) are in addition to all other amounts due under this Agreement (other than those due under Section 5(b) hereof) and shall not be offset against or reduce any other amounts due under this Agreement.

      9.  No Mitigation.  The Company agrees that, if the Executive's employment with the Company terminates during the Term, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to Section 6 hereof or Section 8(d) hereof. Further, the amount of any payment or benefit provided for in this

Agreement (other than Section 6(a)(2) hereof) shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company, or otherwise.

      10.  Successors; Binding Agreement.

           a.  Unless the obligations of this Agreement are otherwise imposed by law upon any successor to the Company, the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company (in a transaction that constitutes a Change in Control hereunder) to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive were to terminate the Executive's employment for Good Reason after a Change in Control, except that, for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

          b.  This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive shall die while any amount would still be payable to the Executive hereunder (other than amounts which, by their terms, terminate upon the death of the Executive) if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives or administrators of the Executive's estate.

      11.  Indemnification.  The Company shall indemnify and hold Executive harmless for acts and omissions in his capacity as an officer, director or employee of the Company to the maximum extent permitted under applicable law. The Company shall maintain a Director's and Officer's Liability Insurance Policy, which shall provide liability coverage for Executive's benefit.

      12.  Notices.  For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed, if to the Executive, to the address inserted below the Executive's signature on the final page hereof and, if to the Company, to the address set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon actual receipt:

                         To the Company:

                         Wm. Wrigley Jr. Company
                         Wrigley Building
                         410 North Michigan Avenue
                         Chicago, Illinois 60611

                         Attention:  Howard Malovany
                                      Vice President, Secretary and General Counsel

      13.  Miscellaneous.  No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or of any lack of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. This Agreement supersedes any other agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof which have been made by either party; provided, however, that this Agreement shall supersede any agreement setting forth the terms and conditions of the Executive's employment with the Company only in the event that the Executive's employment with the Company is terminated on or following a Change in Control by the Company other than for Cause or by the Executive other than for Good Reason. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Illinois. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law and any additional withholding to which the Executive has agreed. The obligations of the Company and the Executive under this Agreement which by their nature may require either partial or total performance after the expiration of the Term (including, without limitation, those under Sections 6, 7 and 8 hereof) shall survive such expiration.

      14.  Validity.  The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      15.  Counterparts.  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

      16.  Settlement of Disputes; Arbitration.

           (a)  All claims by the Executive for benefits under this Agreement shall be directed to and determined by the Board and shall be in writing. Any denial by the Board of a claim for benefits under this Agreement shall be delivered to the Executive in writing and shall set forth the specific reasons for the denial and the specific provisions of this Agreement relied upon. The Board shall afford a reasonable opportunity to the Executive for a review of the decision denying a claim and shall further allow the Executive to appeal to the Board a decision of the Board within sixty (60) days after notification by the Board that the Executive's claim has been denied.

           (b)  Any further dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Chicago, Illinois in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the evidentiary standards set forth in this Agreement shall apply. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Notwithstanding any provision of this Agreement to the contrary, the Executive shall be entitled to seek specific performance of the Executive's right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

      17.  Definitions.  For purposes of this Agreement, the following terms shall have the meanings indicated below:

             (a)  "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under section 12 of the Exchange Act.

             (b)  "Auditor" shall have the meaning set forth in Section 7 hereof.

             (c)  "Base Amount" shall have the meaning set forth in section 280G(b)(3) of the Code.

             (d)  "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

             (e)  Board" shall mean the Board of Directors of the Company.

             (f)  "Cause" for termination by the Company of the Executive's employment shall mean (i) the willful and continued failure by the Executive to substantially perform the Executive's duties with the Company (other than any such failure resulting from the Executive's incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination for Good Reason by the Executive pursuant to Section 8(a) hereof) after a written demand for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties, or (ii) the willful engaging by the Executive in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise. For purposes of clauses (i) and (ii) of this definition, (x) no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's act, or failure to act, was in the best interest of the Company and (y) in the event of a dispute concerning the application of this provision, no claim by the Company that Cause exists shall be given effect unless the Company establishes to the Board by clear and convincing evidence that Cause exists.

              (g)  "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                    (1)  any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 25% or more of the combined voting power of the Company's then outstanding securities, excluding any Wrigley Entity and any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph (3) below; or

                    (2)  the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

                     (3)  there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any subsidiary of the Company, at least 60% of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; or

                     (4)  the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale. Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions. Notwithstanding the foregoing, a Change in Control shall not include any event, circumstance or transaction occurring during the six-month period following a Potential Change in Control which Potential Change in Control results from the action of any entity or group which includes, is affiliated with or is wholly or partly controlled by the Executive (a "Management Group"); provided, however, that such action shall not be taken into account for this purpose if it occurs within a six-month period following a Potential Change in Control resulting from the action of any Person which is not a member of a Management Group.

          Notwithstanding the foregoing, any event or transaction which would otherwise constitute a Change in Control (a "Transaction") shall not constitute a Change in Control for purposes of this Agreement if, in connection with the Transaction, the Executive participates as an equity investor in the acquiring entity or any of its affiliates (the "Acquiror"). For purposes of the preceding sentence, the Executive shall not be deemed to have participated as an equity investor in the Acquiror by virtue of (i) obtaining beneficial ownership of any equity interest in the Acquiror as a result of the grant to the Executive of an incentive compensation award under one or more incentive plans of the Acquiror (including, but not limited to, the conversion in connection with the Transaction of incentive compensation awards of the Company into incentive compensation awards of the Acquiror), on terms and conditions substantially equivalent to those applicable to other executives of the Company immediately prior to the Transaction, after taking into account normal differences attributable to job responsibilities, title and the like, or (ii) obtaining beneficial ownership of any equity interest in the Acquiror on terms and conditions substantially equivalent to those obtained in the Transaction by all other stockholders of the Company.

                 h.  "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

                 i.  "Company" shall mean the Wm. Wrigley Jr. Company and, except in determining under Section 17(g) hereof whether or not any Change in Control of the Company has occurred, shall include any successor to its business and/or assets that assumes and agrees to perform this Agreement by operation of law, or otherwise.

                  j.  "Date of Termination" shall have the meaning set forth in Section 8 hereof.

                 k.  "Disability" shall be deemed the reason for the termination by the Company of the Executive's employment (i) if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with the Company for a period of six (6) consecutive months, the Company shall have given the Executive a Notice of Termination for Disability, and, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of the Executive's duties, or (ii) if earlier, upon the date the Executive would otherwise qualify for long-term disability under the Company's applicable disability plan.

                 l.  "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

                 m.  "Excise Tax" shall mean any excise tax imposed on the Executive pursuant to section 4999 of the Code.

                 n.  "Executive" shall mean the individual named in the first paragraph of this Agreement.

                 o.  "Good Reason" for termination by the Executive of the Executive's employment shall mean the occurrence (without the Executive's express written consent) after any Change in Control, or prior to a Change in Control under the circumstances described in clauses (i) and (ii) of the second sentence of Section 6 hereof (treating all references in paragraphs (1) through (7)

below to a "Change in Control" as references to a "Potential Change in Control"), of any one of the following acts by the Company, or failures by the Company to act, unless, in the case of any act or failure to act described in paragraph (1), (5), (6) or (7) below, such act or failure to act is corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

                          (1)  the assignment to the Executive of any duties inconsistent with the Executive's status as a senior executive officer of the Company or a substantial adverse alteration in the nature or status of the Executive's responsibilities from those in effect immediately prior to the Change in Control;

                          (2)  a reduction by the Company in the Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all senior executives of the Company and all senior executives of any Person in control of the Company;

                          (3)  the relocation of the Executive's principal place of employment to a location more than 50 miles from the Executive's principal place of employment immediately prior to the Change in Control or the Company's requiring the Executive to be based anywhere other than such principal place of employment (or permitted relocation thereof) except for required travel on the Company's business to an extent substantially consistent with the Executive's present business travel obligations;

                          (4)  the failure by the Company to pay to the Executive any portion of the Executive's current compensation except pursuant to an across-the-board compensation deferral similarly affecting all senior executives of the Company and all senior executives of any Person in control of the Company, or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company, within seven (7) days of the date such compensation is due;

                           (5)  the failure by the Company to continue in effect any compensation plan in which the Executive participates immediately prior to the Change in Control which is material to the Executive's total compensation, including but not limited to the Company's stock option, bonus and other plans or any substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the Executive's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount or timing of payment of benefits provided and the level of the Executive's participation relative to other participants, as existed immediately prior to the Change in Control;

                          (6)  the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Company's pension, savings, life insurance, medical, health and accident, or disability plans in which the Executive was participating immediately prior to the Change in Control (except for across the board changes similarly affecting all senior executives of the Company and all senior executives of any Person in control of the Company), the taking of any other action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of the Change in Control, or the failure by the Company to provide the Executive with the number of paid vacation days to which the Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the time of the Change in Control;

                           (7)  any purported termination of the Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 8(a) hereof; for purposes of this Agreement, no such purported termination shall be effective; or

                          (8)  the Company's material breach of this Agreement.

          The Executive's right to terminate the Executive's employment for Good Reason shall not be affected by the Executive's incapacity due to physical or mental illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

          For purposes of any determination regarding the existence of Good Reason, any claim by the Executive that Good Reason exists shall be presumed to be correct unless the Company establishes to the Board by clear and convincing evidence that Good Reason does not exist.

          p.  "Gross-Up Payment" shall have the meaning set forth in Section 7 hereof.

          q.  "Notice of Termination" shall have the meaning set forth in Section 8 hereof.

          r.  "Person" shall have the meaning given in section 3(a)(9) of the Exchange Act, as modified and used in sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

          s.  "Potential Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                   (1)  the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control;

                   (2)  the Company or any Person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control;

                   (3)  any Person other than a Wrigley Entity becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 15% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates); or

                   (4)  the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in Control has occurred.

        t.  "Retirement" shall be deemed the reason for the termination by the Executive of the Executive's employment if such employment is terminated in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

        u.  "Severance Payments" shall have the meaning set forth in Section 6 hereof.

        v.  "Tax Counsel" shall have the meaning set forth in Section 7 hereof.

        w.  "Term" shall mean the period of time described in Section 2 hereof (including any extension, continuation or termination described therein).

        x.  "Total Payments" shall mean those payments so described in Section 7 hereof.

        y.  "Wrigley Entity" shall mean each member of the class consisting of (i) Mr. William Wrigley, Jr. ("Mr. Wrigley"), (ii) all descendants of Mr. Wrigley, (iii) all trusts of which a person referred to in the preceding clauses (i) and (ii) is a beneficiary, (iv) all trusts of which Mr. Wrigley or a descendant of his is acting as sole trustee or as a co-trustee, and (v) all entities in which any one or more of the class consisting of the persons listed in the preceding clauses (i) through (iv) shall have at least fifty percent (50%) of the total voting power. For purposes of this definition, a person shall be treated as holding voting power or an equity interest to the extent such power or interest is held directly or indirectly through a corporation, partnership, estate, trust, or other entity.

[SIGNATURE PAGE FOLLOWS.]

WM. WRIGLEY JR. COMPANY
By: Name: [NAME] Title: [TITLE] William Wrigley, Jr. Address: (Please print carefully)

EXHIBIT 10(i)
SEVERANCE AGREEMENT

          THIS AGREEMENT, dated [DATE], is made by and between the Wm. Wrigley Jr. Company, a Delaware corporation (the "Company"), and [NAME]. (the "Executive").

          WHEREAS, the Company considers it essential to the best interests of its stockholders to foster the continued employment of key management personnel; and

          WHEREAS, the Board recognizes that, as is the case with many publicly held corporations, the possibility of a Change in Control exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders; and

          WHEREAS, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Executive, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control.

          NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the Company and the Executive hereby agree as follows:

     1.   Defined Terms.  The definitions of capitalized terms used in this Agreement are provided in the last Section hereof.

     2.  Term of Agreement.  The Term of this Agreement shall commence on the Effective Date and shall continue in effect through the third anniversary of the Effective Date; provided, however, that on each anniversary of the Effective Date during the Term of this Agreement, the Term shall automatically be extended for one additional year unless, not later than 90 days prior to any such anniversary, the Company or the Executive shall have given notice not to extend the Term; and further provided, however, that if a Change in Control shall have occurred during the Term, the Term shall expire no earlier than the last day of the twenty-fourth (24th) calendar month following the month in which such Change in Control occurred.

     3.   Company's Covenants Summarized.  In order to induce the Executive to remain in the employ of the Company and in consideration of the Executive's covenants set forth in Section 4 hereof, the Company agrees, under the conditions described herein, to pay the Executive the Severance Payments and the other payments and benefits described herein. Except as provided in Section 10 hereof, no Severance Payments shall be payable under this Agreement unless there shall have been (or, under the terms of the second sentence of Section 6 hereof, there shall be deemed to have been) a termination of the Executive's employment with the Company following a Change in Control and during the Term. This Agreement shall not be construed as creating an express or implied contract of employment and, except as otherwise agreed in writing between the Executive and the Company, the Executive shall not have any right to be retained in the employ of the Company.

     4.   The Executive's Covenants.  The Executive agrees that, subject to the terms and conditions of this Agreement, in the event of a Potential Change in Control during the Term, the Executive will remain in the employ of the Company until the earliest of (i) a date which is six (6) months following the date of such Potential Change of Control, (ii) the date of a Change in Control, (iii) the date of termination by the Executive of the Executive's employment for Good Reason or by reason of death, Disability or Retirement, or (iv) the termination by the Company of the Executive's employment for any reason.

     5.   Compensation Other Than Severance Payments.

          a.   Payment of Salary During Disability.  Following a Change in Control and during the Term, during any period that the Executive fails to perform the Executive's full-time duties with the Company as a result of incapacity due to physical or mental illness, the Company shall pay the Executive's full salary to the Executive at the rate in effect at the commencement of any such period, together with all compensation and benefits payable to the Executive under the terms of any applicable compensation or benefit plan, program or arrangement maintained by the Company during such period, until the Executive's employment is terminated by the Company for Disability.

          b.   Accrued Salary.  If the Executive's employment is terminated for any reason following a Change in Control and during the Term, the Company shall pay the Executive's full salary to the Executive through the Date of Termination at the rate in effect immediately prior to the Date of Termination or, if higher, the rate in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, together with all compensation and benefits payable to the Executive through the Date of Termination under the terms of the Company's applicable compensation and benefit plans, programs or arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason.

          c.   Post-Termination Benefits.  If the Executive's employment is terminated for any reason following a Change in Control and during the Term, the Company shall pay to the Executive the Executive's normal post-termination compensation and benefits as such payments become due. Such post-termination compensation and benefits shall be determined under, and paid in accordance with, the Company's applicable retirement, insurance and other compensation or benefit plans, programs and arrangements as in effect immediately prior to the Date of Termination or, if more favorable to the Executive, as in effect immediately prior to the occurrence of the first event or circumstance constituting Good Reason.

     6.   Severance Payments.

          a.  If (i) the Executive's employment is terminated following a Change in Control and during the Term, other than (A) by the Company for Cause, (B) by reason of death or Disability, or (C) by the Executive without Good Reason, then, in such case, the Company shall pay the Executive the amounts, and provide the Executive the benefits, described in this Section 6 ("Severance Payments") and Section 7, in addition to any payments and benefits to which the Executive is entitled under Section 5 hereof. For purposes of this Agreement, the Executive's employment shall be deemed to have been terminated following a Change in Control by the Company without Cause or by the Executive with Good Reason, if (i) the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following the occurrence of a potential Change in Control and such termination was at the request or direction of a Person whose actions gave rise to such Potential Change in Control, or (ii) the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason and such termination or the circumstance or event which constitutes Good Reason is otherwise in connection with or in anticipation of a Change in Control (whether or not a Change in Control ever occurs). For purposes of any determination regarding the applicability of the immediately preceding sentence, any position taken by the Executive shall be presumed to be correct unless the Company establishes to the Board by clear and convincing evidence that such position is not correct. Except as provided above, if the Executive's employment is terminated prior to a Change in Control, the Executive shall not be entitled to any benefits under this Agreement.

               (1)  Lump Sum Payment.  In lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination and in lieu of any severance benefit otherwise payable to the Executive, the Company shall pay to the Executive a lump sum severance payment, in cash, equal to three (3) times the sum of (i) the Executive's base salary as in effect immediately prior to the Date of Termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting Good Reason, and (ii) the highest annual bonus earned by the Executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of any of the three fiscal years ending immediately prior to the fiscal year in which occurs the Date of Termination or, if higher, immediately prior to the fiscal year in which occurs the first event or circumstance constituting Good Reason.

               (2)  Continuation of Welfare Benefits.  For the thirty-six (36) month period immediately following the Date of Termination, the Company shall arrange to provide the Executive and his dependents life, disability, accident and health insurance benefits substantially similar to those provided to the Executive and his dependents immediately prior to the Date of Termination or, if more favorable to the Executive, those provided to the Executive and his dependents immediately prior to the first occurrence of an event or circumstance constituting Good Reason, at no greater cost to the Executive than the cost to the Executive immediately prior to such date or occurrence; provided, however, that, unless the Executive consents to a different method (after taking into account the effect of such method on the calculation of "parachute payments" pursuant to Section 7 hereof), such health insurance benefits shall be provided through a third-party insurer. Benefits otherwise receivable by the Executive pursuant to this Section 6(a)(2) shall be reduced to the extent benefits of the same type are received by or made available to the Executive during the thirty-six (36) month period following the Executive's termination of employment (and any such benefits received by or made available to the Executive shall be reported to the Company by the Executive); provided, however, that the Company shall reimburse the Executive for the excess, if any, of the cost of such benefits to the Executive over such cost immediately prior to the Date of Termination or, if more favorable to the Executive, the first occurrence of an event or circumstance constituting Good Reason.

               (3)  Incentive Compensation.  Notwithstanding any provision of any annual or long-term incentive plan to the contrary, the Company shall pay to the Executive a lump sum amount, in cash, equal to the sum of (i) any unpaid incentive compensation which has been allocated or awarded to the Executive for a completed fiscal year or other measuring period preceding the Date of Termination under any such plan and which, as of the Date of Termination, is contingent only upon the continued employment of the Executive to a subsequent date, and (ii) a pro rata portion to the Date of Termination of the aggregate value of all contingent incentive compensation awards to the Executive for all then uncompleted periods under any such plan, calculated as to each such award by multiplying the award that the Executive would have earned on the last day of the performance award period, assuming the achievement, at the target level, of the individual and corporate performance goals established with respect to such award, by the fraction obtained by dividing the number of full months and any fractional portion of a month during such performance award period through the Date of Termination by the total number of months contained in such performance award period.

               (4)  Accelerated Vesting of Stock Options.  All stock options held by the Executive under any stock option or incentive plan maintained by the Company shall immediately vest and become exercisable as of the Date of Termination, to be exercised in accordance with the terms of the applicable plan.

               (5)  Outplacement Services.  The Company shall provide the Executive with outplacement services suitable to the Executive's position for a period of three years or, if earlier, until the first acceptance by the Executive of an offer of employment.

               (6)  Credited Pension Service.  The Company shall credit the Executive with three (3) additional years of service for all purposes under the Company's applicable qualified and non-qualified defined benefit pension plans.

     7.  280G Gross-Up Payments.

         (a)  Whether or not the Executive becomes entitled to the Severance Payments, if any of the payments or benefits received or to be received by the Executive (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a change in control of the Company or any Person affiliated with the Company or such Person) (such payments or benefits, excluding the Gross-Up Payment, being hereinafter referred to as the "Total Payments") will be subject to the Excise Tax, the Company shall pay to the Executive an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive, after deduction of any Excise Tax on the Total Payments and any federal, state and local income and employment taxes and Excise Tax upon the Gross-Up Payment, shall be equal to the Total Payments.

         (b)  For purposes of determining whether any of the Total Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) all of the Total Payments shall be treated as "parachute payments" (within the meaning of section 280G(b)(2) of the Code) unless, in the opinion of tax counsel ("Tax Counsel") reasonably acceptable to the Executive and selected by the accounting firm which was, immediately prior to the Change in Control, the Company's independent auditor (the "Auditor"), such payments or benefits (in whole or in part) do not constitute parachute payments, including by reason of section 280G(b)(4)(A) of the Code, (ii) all "excess parachute payments" within the meaning of section 280G(b)(l) of the Code shall be treated as subject to the Excise Tax unless, in the opinion of Tax Counsel, such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered (within the meaning of section 280G(b)(4)(B) of the Code) in excess of the Base Amount allocable to such reasonable compensation, or are otherwise not subject to the Excise Tax, and (iii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Auditor in accordance with the principles of sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income tax at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Date of Termination (or if there is no Date of Termination, then the date on which the Gross-Up Payment is calculated for purposes of this Section 7), net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.

        (c)  In the event that the Excise Tax is finally determined to be less than the amount taken into account hereunder in calculating the Gross-Up Payment, the Executive shall repay to the Company, within five (5) business days following the time that the amount of such reduction in the Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus that portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and employment taxes imposed on the Gross-Up Payment being repaid by the Executive, to the extent that such repayment results in a reduction in the Excise Tax and a dollar-for-dollar reduction in the Executive's taxable income and wages for purposes of federal, state and local income and employment taxes), plus interest on the amount of such repayment at 120% of the rate provided in section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder in calculating the Gross-Up Payment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess (plus any interest, penalties or additions payable by the Executive with respect to such excess) within five (5) business days following the time that the amount of such excess is finally determined. The Executive and the Company shall each reasonably cooperate with the other in connection with any administrative or judicial proceedings concerning the existence or amount of liability for Excise Tax with respect to the Total Payments.

        (d)  Timing of Payments.  The payments provided in subsections (1) and (3) of Section 6 hereof and in Section 7 hereof shall be made not later than the fifth day following the Date of Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Executive or, in the case of payments under Section 7 hereof, in accordance with Section 7 hereof, of the minimum amount of such payments to which the Executive is clearly entitled and shall pay the remainder of such payments

(together with interest on the unpaid remainder (or on all such payments to the extent the Company fails to make such payments when due) at 120% of the rate provided in section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Executive, payable on the fifth (5th) business day after demand by the Company (together with interest at 120% of the rate provided in section 1274(b)(2)(B) of the Code). At the time that payments are made under this Agreement, the Company shall provide the Executive with a written statement setting forth the manner in which such payments were calculated and the basis for such calculations including, without limitation, any opinions or other advice the Company has received from Tax Counsel, the Auditor or other advisors or consultants (and any such opinions or advice which are in writing shall be attached to the statement).

        (e)  Legal Fees.  The Company also shall pay to the Executive all legal fees and expenses incurred by the Executive in disputing in good faith any issue hereunder relating to the termination of the Executive's employment, in seeking in good faith to obtain or enforce any benefit or right provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of section 4999 of the Code to any payment or benefit provided hereunder. Such payments shall be made within five (5) business days after delivery of the Executive's written requests for payment accompanied with such evidence of fees and expenses incurred as the Company reasonably may require. For purposes of this Section 7(e), any dispute by the Executive shall be presumed to be in good faith unless the Company establishes to the Board by clear and convincing evidence that such dispute was not in good faith.

      8.  Termination Procedures and Compensation During Dispute.

        (a)  Notice of Termination.  After a Change in Control and during the Term, any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written Notice of Termination from one party hereto to the other party hereto in accordance with Section 12 hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. Further, a Notice of Termination for Cause is required to include a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board which was called and held for the purpose of considering such termination (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, the Executive was guilty of conduct set forth in clause (i) or (ii) of the definition of Cause herein, and specifying the particulars thereof in detail.

        (b)  Date of Termination.  "Date of Termination," with respect to any purported termination of the Executive's employment after a Change in Control and during the Term, shall mean (i) if the Executive's employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Executive shall not have returned to the full-time performance of the Executive's duties during such thirty (30) day period), and (ii) if the Executive's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination by the Company, shall not be less than thirty (30) days (except in the case of a termination for Cause) and, in the case of a termination by the Executive, shall not be less than fifteen (15) days nor more than sixty (60) days, respectively, from the date such Notice of Termination is given).

        (c)  Dispute Concerning Termination.  If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section 8(c), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of (i) the date on which the Term ends or (ii) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided, however, that the Date of Termination shall be extended by a notice of dispute given by the Executive only if such notice is given in good faith and the Executive pursues the resolution of such dispute with reasonable diligence.

         (d)  Compensation During Dispute.  If a purported termination occurs following a Change in Control and during the Term and the Date of Termination is extended in accordance with Section 8(c) hereof, the Company shall continue to pay the Executive the full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, salary) and continue the Executive as a participant in all compensation, benefit and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with Section 8(c) hereof. Amounts paid under this Section 8(d) are in addition to all other amounts due under this Agreement (other than those due under Section 5(b) hereof) and shall not be offset against or reduce any other amounts due under this Agreement.

      9.  No Mitigation.  The Company agrees that, if the Executive's employment with the Company terminates during the Term, the Executive is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Executive by the Company pursuant to Section 6 hereof or Section 8(d) hereof. Further, the amount of any payment or benefit provided for in this

Agreement (other than Section 6(a)(2) hereof) shall not be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Executive to the Company, or otherwise.

      10.  Successors; Binding Agreement.

           a.  Unless the obligations of this Agreement are otherwise imposed by law upon any successor to the Company, the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company (in a transaction that constitutes a Change in Control hereunder) to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled to hereunder if the Executive were to terminate the Executive's employment for Good Reason after a Change in Control, except that, for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

          b.  This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive shall die while any amount would still be payable to the Executive hereunder (other than amounts which, by their terms, terminate upon the death of the Executive) if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the executors, personal representatives or administrators of the Executive's estate.

      11.  Indemnification.  The Company shall indemnify and hold Executive harmless for acts and omissions in his capacity as an officer, director or employee of the Company to the maximum extent permitted under applicable law. The Company shall maintain a Director's and Officer's Liability Insurance Policy, which shall provide liability coverage for Executive's benefit.

      12.  Notices.  For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed, if to the Executive, to the address inserted below the Executive's signature on the final page hereof and, if to the Company, to the address set forth below, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon actual receipt:

                         To the Company:

                         Wm. Wrigley Jr. Company
                         Wrigley Building
                         410 North Michigan Avenue
                         Chicago, Illinois 60611

                         Attention:  Howard Malovany
                                      Vice President, Secretary and General Counsel

      13.  Miscellaneous.  No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or of any lack of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. This Agreement supersedes any other agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof which have been made by either party; provided, however, that this Agreement shall supersede any agreement setting forth the terms and conditions of the Executive's employment with the Company only in the event that the Executive's employment with the Company is terminated on or following a Change in Control by the Company other than for Cause or by the Executive other than for Good Reason. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Illinois. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law and any additional withholding to which the Executive has agreed. The obligations of the Company and the Executive under this Agreement which by their nature may require either partial or total performance after the expiration of the Term (including, without limitation, those under Sections 6, 7 and 8 hereof) shall survive such expiration.

      14.  Validity.  The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      15.  Counterparts.  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

      16.  Settlement of Disputes; Arbitration.

           (a)  All claims by the Executive for benefits under this Agreement shall be directed to and determined by the Board and shall be in writing. Any denial by the Board of a claim for benefits under this Agreement shall be delivered to the Executive in writing and shall set forth the specific reasons for the denial and the specific provisions of this Agreement relied upon. The Board shall afford a reasonable opportunity to the Executive for a review of the decision denying a claim and shall further allow the Executive to appeal to the Board a decision of the Board within sixty (60) days after notification by the Board that the Executive's claim has been denied.

           (b)  Any further dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Chicago, Illinois in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the evidentiary standards set forth in this Agreement shall apply. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Notwithstanding any provision of this Agreement to the contrary, the Executive shall be entitled to seek specific performance of the Executive's right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

      17.  Definitions.  For purposes of this Agreement, the following terms shall have the meanings indicated below:

             (a)  "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under section 12 of the Exchange Act.

             (b)  "Auditor" shall have the meaning set forth in Section 7 hereof.

             (c)  "Base Amount" shall have the meaning set forth in section 280G(b)(3) of the Code.

             (d)  "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

             (e)  Board" shall mean the Board of Directors of the Company.

             (f)  "Cause" for termination by the Company of the Executive's employment shall mean (i) the willful and continued failure by the Executive to substantially perform the Executive's duties with the Company (other than any such failure resulting from the Executive's incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination for Good Reason by the Executive pursuant to Section 8(a) hereof) after a written demand for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties, or (ii) the willful engaging by the Executive in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise. For purposes of clauses (i) and (ii) of this definition, (x) no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's act, or failure to act, was in the best interest of the Company and (y) in the event of a dispute concerning the application of this provision, no claim by the Company that Cause exists shall be given effect unless the Company establishes to the Board by clear and convincing evidence that Cause exists.

              (g)  "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                    (1)  any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 25% or more of the combined voting power of the Company's then outstanding securities, excluding any Wrigley Entity and any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph (3) below; or

                    (2)  the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

                     (3)  there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any subsidiary of the Company, at least 60% of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; or

                     (4)  the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale. Notwithstanding the foregoing, a "Change in Control" shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions. Notwithstanding the foregoing, a Change in Control shall not include any event, circumstance or transaction occurring during the six-month period following a Potential Change in Control which Potential Change in Control results from the action of any entity or group which includes, is affiliated with or is wholly or partly controlled by the Executive (a "Management Group"); provided, however, that such action shall not be taken into account for this purpose if it occurs within a six-month period following a Potential Change in Control resulting from the action of any Person which is not a member of a Management Group.

          Notwithstanding the foregoing, any event or transaction which would otherwise constitute a Change in Control (a "Transaction") shall not constitute a Change in Control for purposes of this Agreement if, in connection with the Transaction, the Executive participates as an equity investor in the acquiring entity or any of its affiliates (the "Acquiror"). For purposes of the preceding sentence, the Executive shall not be deemed to have participated as an equity investor in the Acquiror by virtue of (i) obtaining beneficial ownership of any equity interest in the Acquiror as a result of the grant to the Executive of an incentive compensation award under one or more incentive plans of the Acquiror (including, but not limited to, the conversion in connection with the Transaction of incentive compensation awards of the Company into incentive compensation awards of the Acquiror), on terms and conditions substantially equivalent to those applicable to other executives of the Company immediately prior to the Transaction, after taking into account normal differences attributable to job responsibilities, title and the like, or (ii) obtaining beneficial ownership of any equity interest in the Acquiror on terms and conditions substantially equivalent to those obtained in the Transaction by all other stockholders of the Company.

                 h.  "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

                 i.  "Company" shall mean the Wm. Wrigley Jr. Company and, except in determining under Section 17(g) hereof whether or not any Change in Control of the Company has occurred, shall include any successor to its business and/or assets that assumes and agrees to perform this Agreement by operation of law, or otherwise.

                  j.  "Date of Termination" shall have the meaning set forth in Section 8 hereof.

                 k.  "Disability" shall be deemed the reason for the termination by the Company of the Executive's employment (i) if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with the Company for a period of six (6) consecutive months, the Company shall have given the Executive a Notice of Termination for Disability, and, within thirty (30) days after such Notice of Termination is given, the Executive shall not have returned to the full-time performance of the Executive's duties, or (ii) if earlier, upon the date the Executive would otherwise qualify for long-term disability under the Company's applicable disability plan.

                 l.  "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

                 m.  "Excise Tax" shall mean any excise tax imposed on the Executive pursuant to section 4999 of the Code.

                 n.  "Executive" shall mean the individual named in the first paragraph of this Agreement.

                 o.  "Good Reason" for termination by the Executive of the Executive's employment shall mean the occurrence (without the Executive's express written consent) after any Change in Control, or prior to a Change in Control under the circumstances described in clauses (i) and (ii) of the second sentence of Section 6 hereof (treating all references in paragraphs (1) through (7)

below to a "Change in Control" as references to a "Potential Change in Control"), of any one of the following acts by the Company, or failures by the Company to act, unless, in the case of any act or failure to act described in paragraph (1), (5), (6) or (7) below, such act or failure to act is corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

                          (1)  the assignment to the Executive of any duties inconsistent with the Executive's status as a senior executive officer of the Company or a substantial adverse alteration in the nature or status of the Executive's responsibilities from those in effect immediately prior to the Change in Control;

                          (2)  a reduction by the Company in the Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all senior executives of the Company and all senior executives of any Person in control of the Company;

                          (3)  the relocation of the Executive's principal place of employment to a location more than 50 miles from the Executive's principal place of employment immediately prior to the Change in Control or the Company's requiring the Executive to be based anywhere other than such principal place of employment (or permitted relocation thereof) except for required travel on the Company's business to an extent substantially consistent with the Executive's present business travel obligations;

                          (4)  the failure by the Company to pay to the Executive any portion of the Executive's current compensation except pursuant to an across-the-board compensation deferral similarly affecting all senior executives of the Company and all senior executives of any Person in control of the Company, or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company, within seven (7) days of the date such compensation is due;

                           (5)  the failure by the Company to continue in effect any compensation plan in which the Executive participates immediately prior to the Change in Control which is material to the Executive's total compensation, including but not limited to the Company's stock option, bonus and other plans or any substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the Executive's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount or timing of payment of benefits provided and the level of the Executive's participation relative to other participants, as existed immediately prior to the Change in Control;

                          (6)  the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Company's pension, savings, life insurance, medical, health and accident, or disability plans in which the Executive was participating immediately prior to the Change in Control (except for across the board changes similarly affecting all senior executives of the Company and all senior executives of any Person in control of the Company), the taking of any other action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of the Change in Control, or the failure by the Company to provide the Executive with the number of paid vacation days to which the Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect at the time of the Change in Control;

                           (7)  any purported termination of the Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 8(a) hereof; for purposes of this Agreement, no such purported termination shall be effective; or

                          (8)  the Company's material breach of this Agreement.

          The Executive's right to terminate the Executive's employment for Good Reason shall not be affected by the Executive's incapacity due to physical or mental illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

          For purposes of any determination regarding the existence of Good Reason, any claim by the Executive that Good Reason exists shall be presumed to be correct unless the Company establishes to the Board by clear and convincing evidence that Good Reason does not exist.

          p.  "Gross-Up Payment" shall have the meaning set forth in Section 7 hereof.

          q.  "Notice of Termination" shall have the meaning set forth in Section 8 hereof.

          r.  "Person" shall have the meaning given in section 3(a)(9) of the Exchange Act, as modified and used in sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

          s.  "Potential Change in Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                   (1)  the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control;

                   (2)  the Company or any Person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control;

                   (3)  any Person other than a Wrigley Entity becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 15% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates); or

                   (4)  the Board adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in Control has occurred.

        t.  "Retirement" shall be deemed the reason for the termination by the Executive of the Executive's employment if such employment is terminated in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

        u.  "Severance Payments" shall have the meaning set forth in Section 6 hereof.

        v.  "Tax Counsel" shall have the meaning set forth in Section 7 hereof.

        w.  "Term" shall mean the period of time described in Section 2 hereof (including any extension, continuation or termination described therein).

        x.  "Total Payments" shall mean those payments so described in Section 7 hereof.

        y.  "Wrigley Entity" shall mean each member of the class consisting of (i) Mr. William Wrigley, Jr. ("Mr. Wrigley"), (ii) all descendants of Mr. Wrigley, (iii) all trusts of which a person referred to in the preceding clauses (i) and (ii) is a beneficiary, (iv) all trusts of which Mr. Wrigley or a descendant of his is acting as sole trustee or as a co-trustee, and (v) all entities in which any one or more of the class consisting of the persons listed in the preceding clauses (i) through (iv) shall have at least fifty percent (50%) of the total voting power. For purposes of this definition, a person shall be treated as holding voting power or an equity interest to the extent such power or interest is held directly or indirectly through a corporation, partnership, estate, trust, or other entity.

[SIGNATURE PAGE FOLLOWS.]

WM. WRIGLEY JR. COMPANY
By: Name: [NAME] Title: [TITLE] [EXECUTIVE] Address: (Please print carefully)