Form 10-K
period 2001-12-31
WRIGLEY WILLIAM JR CO
filed 2002-02-05
CIK 108601

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 Commission file number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

	Delaware	36-1988190
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue
	Chicago, Illinois	60611
	(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including Area Code: (312) 644-2121

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered
	Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Class B Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

     As of January 15, 2002, there were outstanding 182,601,309 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 14, 2002) held by non-affiliates was approximately $7,219,794,547. As of January 15, 2002, there were outstanding 42,632,185 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 15, 2002 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $7,840,222,906. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement, dated February 5, 2002, for the March 5, 2002 Annual Meeting of Stockholders, and of the 2001 Annual Report to Stockholders, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

PART I

Item 1. Business

(a) General Development of Business.

          (1)General information.   From 1891 to 1903, the Company was operated as a partnership until its incorporation in Illinois as Wm. Wrigley Jr. & Co. in December 1903. In November 1910, the Company was reincorporated under West Virginia law as Wm. Wrigley Jr. Company (the "Company"), and in October 1927, was reincorporated under the same name under Delaware law.

Throughout its history, the Company has concentrated on one principal line of business: manufacturing and Marketing quality chewing gum products.

(2) Not applicable.

(b) Financial Information About Industry Segments.

        The Company's principal business of manufacturing and selling chewing gum constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets.  Financial information on segments, as defined under generally accepted accounting principles, is set forth on page 31 of the Company's Annual Report to Stockholders for the fiscal year ended 2001, under the caption "Segment Information" which information is incorporated herein by reference.

(c) Narrative Description of Business.

(1) Business conducted. The following is a description of the business conducted and intended to be conducted by the Company and its wholly-owned associated companies:

(i) Principal products, markets and methods of distribution. The Company's principal business is manufacturing and selling chewing gum, both in the United States and abroad.

          Information concerning the Company's current and new products for the year ended December 31, 2001 is hereby incorporated by reference from the inside back cover of the 2001 Annual Report to Stockholders.

          The Company's ten largest markets, by shipments, outside of the United States in 2001 were in alphabetical order:  Australia, Canada, China, France, Germany, Philippines, Poland, Russia, Taiwan and the United Kingdom.

          Chewing gum is manufactured in four factories in the United States and eleven factories in other countries.  Three domestic wholly-owned associated companies also manufacture products other than chewing gum.  Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BUBBLE TAPE, BIG LEAGUE CHEW and BUBBLE JUG, offers other uniquely packaged confections and various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies. In addition, Amurol manufactures and sells adult chewing gum and mint items like EVEREST powerful mint gum and VELAMINTS mints.  Amurol is also developing export markets, currently the largest being Canada, Mexico and Japan.  Amurol also contract packs chewing gum items for other companies.  The principal business of the L.A. Dreyfus Company is the production of chewing gum base, at one domestic and one overseas factory, for the parent and wholly-owned associated companies, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad.  Northwestern Flavors, Inc. processes flavorings and rectifies mint oil for the Company's domestic and international production facilities.

          In 1979, the Company organized its domestic converting operations under the name of Wrico Packaging Division as a separate operating unit of the Company.  This division was created to help further the Company's capability to produce improved packaging materials.  Currently, Wrico produces about 38% of the Company's domestic printed and other wrapping supplies.

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

(ii) Sources and availability of raw materials. Raw materials blended to make chewing gum base are available from suppliers and in the open market.

          Sugar, corn syrup, flavoring oils, polyols and aspartame are obtained in the open market, or under contracts, from suppliers in various countries.  All other ingredients and necessary packaging materials are also purchased and available on the open market.

           (iii) Patents and trademarks.  The Company holds numerous patents relating to packaging, manufacturing processes and product formulas.  Approximately fifty patents relating to product formula and sweetener encapsulation, primarily for sugarfree gum and continuous chewing gum manufacturing, are deemed of material importance to the Company.  Most of these patents expire in the countries in which they are registered at various times through the year 2019.

Trademarks are of material importance to the Company and are registered and maintained for all brands of the Company's chewing gum on a worldwide basis.

(iv) Seasonality. On a consolidated basis, sales normally are relatively consistent throughout the year.

            (v) Working capital items.  Inventory requirements of the Company are not materially affected by seasonal or other factors.  In general, the Company does not offer its customers extended payment terms.  The Company believes these conditions are not materially different from those of its competitors.

           (vi) Customers.  The Company's products are distributed through more than 2,800 customers throughout the United States alone.  No single domestic or foreign customer accounts for as much as 10% of consolidated sales or revenues.

            (vii) Orders.  It is typical for the general customer of the wholesale trade to purchase chewing gum requirements at intervals of approximately ten days to two weeks to assure fresh stocks and good turnover.  Therefore, an order backlog is of no significance to the chewing gum business.

(viii) Government business. The Company has no material portion of its business which may be subject to renegotiation of profits or termination of contracts at the election of the Government.

             (ix) Competitive conditions.  The chewing gum business is an intensely competitive one in the United States and in most international marketplaces.  Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States.  Outside sources estimate that Wrigley brands account for approximately 50% of the total chewing gum product unit sales in the United States.  The Company's principal competitors in the United States are Pfizer Corporation (acquired Warner-Lambert Company) and Hershey, Inc. (acquired the chewing gum business of RJR Nabisco Holdings Corporation).

          Wrigley brands are sold in over 150 countries and territories, although in some cases these areas are relatively small.  In most international marketplaces, there are two or three major competitors and generally a half dozen or more other companies competing for a share of the chewing gum business in each instance.

          In all areas in which the Company distributes its products, principal methods of competition are a combination of competitive profit margins to the trade, superior quality, brand recognition, product benefit and a fair consumer price.

             (x) Research and development.  The Company has for many years maintained an active in-house research and development program, and has also contracted outside services for developing and improving Wrigley products, machinery and operations.  In relation to the Company's consolidated assets, revenues and aggregate operating expenses, amounts expended in these areas during the last three fiscal years have not been material.

             (xi) Compliance with environmental laws.  Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of the Company.

(xii) Employees. As of December 31, 2001, the Company employed approximately 10,800 person worldwide.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales.

              Information concerning the Company's operations in different geographic areas for the years ended December 31, 2001, 2000, and 1999 is hereby incorporated by reference from the 2001 Annual Report to Stockholders, on page 31, under the caption "Segment Information," and on pages 10 through 12 under the caption "Results of Operations."

Item 2. Properties.

             The information below relates to the principal properties of the Company which are primarily devoted to chewing gum production or raw materials processing.  The Company considers the properties listed below to be in good condition, well-maintained and suitable to carry out the Company's business.  All of the chewing gum factories listed below operated at least one full shift throughout the year, all but two operated a substantial second shift and eight operated a third shift for much of the year.  All properties are owned by the Company unless otherwise indicated.  The figures given in the table are approximate.

Property and Location		Floor Area (Square Feet)
CHEWING GUM FACTORIES
Chicago, Illinois		1,279,000
Gainesville, Georgia		495,300
Yorkville, Illinois		225,000 (a)
Phoenix, Arizona		60,000 (b)
Asquith, N.S.W., Australia		116,700
Don Mills, Ontario, Canada		135,200
Plymouth, England		282,000
Biesheim, France		417,100
Bangalore, India		40,100
Nairobi, Kenya		79,600
Guangzhou, China, P.R.C.		217,700 (c)
Antipolo, Philippines		105,700
Poznan, Poland		215,600
Taipei, Taiwan, R.O.C.		70,500
St. Petersburg, Russia		111,000

3
Property and Location		Floor Area (Square Feet)
RAW MATERIALS PROCESSING FACTORIES

West Chicago, Illinois		40,300
Edison, New Jersey		536,000
Biesheim, France		72,000
OFFICE BUILDINGS

Wrigley Building, Chicago, Illinois		453,400 (d)
EMEAI Regional Offices, Unterhaching, Germany		48,870 (d)

(a) Does not include a 161,000 square foot leased warehouse facility located in Aurora, Illinois.
(b) Leased facilities assumed in connection with the Registrant's acquisition in 2001 of certain assets of Gum Tech International, Inc.
(c) In China, the Company has a 50-year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

     (d) These buildings are the Company's principal non-manufacturing properties.  The Wrigley Building houses the offices of the Company's corporate headquarters.  In 2001, the Company's offices occupied approximately 159,000 of the 453,400 square feet of rentable space in the building.

     In the case of each factory listed above, the information also includes some office and warehouse facilities.  Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Executive Officers of the Registrant

     All officers are elected for a term,  which ordinarily expires on the  date of the meeting  of the  Board of Directors following the Annual Meeting of Stockholders.  The positions and ages listed below are as of January 31, 2002.  There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

Name and Age	Position(s) with Registrant	Effective Date

William Wrigley, Jr. (38)	President and Chief Executive Officer Vice President Assistant to the President	since 1999 1991-1999 1985-1992

Peter R. Hempstead, 50 (a)	Senior Vice President-International	since 1999

Name and Age	Position(s) with Registrant	Effective Date

Surinder Kumar, 57 (b)	Chief Innovation Officer	since 2001

Gary E. McCullough, 43 (c)	Senior Vice President-Americas	since 2000

Dushan Petrovich, 48	Senior Vice President-People, Learning and Development Vice President Vice President-Organizational Development Vice President-Controller Vice President-Treasurer Treasurer	since 2001 2000-2001 1999-2000 1996-1999 1993-1995 1992

Darrell R. Splithoff, 51 (d)	Senior Vice President-Supply Chain & Corporate Development Vice President-Supply Chain & Corporate Development	since 2001 2000-2001

Ronald V. Waters, 49 (e)	Senior Vice President and Chief Financial Officer	since 1999

Donald E. Balster, 57	Vice President-Worldwide Manufacturing Vice President-Manufacturing Vice President-Production Senior Director-U.S. Production	since 2000 1999-2000 1994-1999 1991-1994

Gary R. Bebee, 55	Vice President Vice President-Customer Marketing Assistant Vice President-Marketing	since 2000 1993-2000 1989-1993

Vincent C. Bonica, 56 (f)	Vice President-Organizational Development President, L.A. Dreyfus Company Various executive and management positions within the L.A. Dreyfus Company	since 2000 1991-2000 1970-1991

Reuben Gamoran, 41 (g)	Vice President and Controller Controller Controller-International	since 2001 since 1999 1996-1999

Donagh Herlihy, 38 (h)	Vice President-Chief Information Officer	since 2000

Shaun Kim, 58	Vice President-Worldwide Engineering Vice President-Engineering Senior Director-Engineering	since 2000 1994-2000 1988-1994

Howard Malovany, 51 (i)	Vice President, Secretary and General Counsel Secretary and General Counsel	since 2001 since 1998

Jon Orving, 52	Vice President-International and Managing Director-North Region Vice President-International Managing Director, Wrigley Scandinavia AB, Sweden	since 2001 since 1993 since 1983

Name and Age	Position(s) with Registrant	Effective Date
Stefan Pfander, 58	Vice President-International and Managing Director-Europe Managing Director-Europe Vice President-International Co-Managing Director of Wrigley GmbH, Munich, Germany	since 2001 since 1996 since 1992 since 1981

Wm. M. Piet, 58	Vice President-Corporate Affairs Assistant to the President Corporate Secretary	since 1988 1995-2000 1984-1998

John A. Schafer, 60	Vice President-Purchasing	since 1991

Alan J. Schneider, 56	Vice President and Treasurer Treasurer	since 2001 since 1996

Philip G. Schnell, 57	Vice President-Research & Development Senior Director-Research & Development	1994-2002 1988-1994

Ralph P. Scozzafava, 44 (j)	Vice President-U. S. Sales and Customer Marketing	since 2001

Michael F. Wong, 48 (k)	Vice President-International and Managing Director-Asia	since 2000

A. Rory Finlay, 39 (l)	Senior Director-Global Branding Senior Director-Consumer Marketing	since 2001 2000-2001

Philip C. Johnson, 56	Senior Director-Benefits and Compensation Assistant Vice President-Personnel	since 1995 1991-1995

Daniela Zaluda, 51 (m)	Senior Director-Product and Technical Development	since 2000

      (a)  Mr. Hempstead joined the Company in 1999 as Senior Vice President-International assuming responsibility for the Company's operations in Asia, Europe and the Pacific.  Before joining the Company, Mr. Hempstead had a 23-year tenure at Procter & Gamble Company, managing operations in China, Scandinavia and in their European Pharmaceutical Division.

      (b)  Dr. Kumar joined the Company in 2001 as Chief Innovation Officer with responsibility for worldwide research and development, product and technical development, quality assurance and regulatory affairs.  Before joining the Company, from 1998-2000, Dr. Kumar was Senior Vice President-Research and Development for Bristol Myers Squibb, and prior to that, from 1995-1998, Dr. Kumar held the position of Senior Vice President-Research and Development/Quality for Pepsi Company Restaurants International.

      (c)  Mr. McCullough joined the Company in 2000 as Senior Vice President-Americas with responsibility for the Company's operations in North, Central and South America.  Before joining the Company, Mr. McCullough held various executive positions during his nearly 13-year tenure with Procter & Gamble, most recently as General Manager, Home Care Category, North America.

      (d)  Mr. Splithoff joined the Company in 2000 as Vice President-Supply Chain & Corporate Development with responsibility for the Company's worldwide supply chain, leading the organization's e-Business strategy and identifying and evaluating new business and market opportunities.  Before joining the Company, Mr. Splithoff was President and CEO of Edwards Fine Foods for nearly two years and Senior Vice President at Keebler Company for 10 years.

      (e)  Mr. Waters joined the Company in 1999 as Senior Vice President and Chief Financial Officer assuming responsibility for the Company's finance, treasury, tax and internal audit functions.  Before joining the Company, Mr. Waters spent the previous seven years with The Gillette Company, most recently as Corporate Controller.

      (f)  Mr. Bonica was elected Vice President-Organizational Development in 2000 with responsibility for the development of a high performance, business focused and continuous improvement organization.  Prior to being elected Vice President, he held various positions during his 30 years with the Company, most recently as President-L.A. Dreyfus Company, the Company's gum base manufacturer.

      (g)  Mr. Gamoran was elected Controller in 1999 with responsibility for the Company's accounting and finance functions.  Prior to being elected Controller, he held various positions during his 14 years with the Company, most recently as Controller-International.

      (h)  Mr. Herlihy joined the Company in 2000 as Vice President-Chief Information Officer with responsibility for the Company's global information services.  Before joining the Company, Mr. Herlihy held various executive positions with The Gillette Company for more than five years prior to joining the Company.

      (i)  Mr. Malovany joined the Company in 1996 assuming responsibility for the corporate legal function.  Before joining the Company, from 1993-1996, Mr. Malovany was Secretary and Senior Counsel of Outboard Marine Corporation, a manufacturer and distributor of recreational marine products.

      (j)  Mr. Scozzafava joined the Company in 2000 as Vice President-U.S. Sales & Customer Marketing with responsibility for the Company's sales organization, customer marketing function and customer support operations in the United States.  Before joining the Company, Mr. Scozzafava held various executive positions with Campbell Soup Company for five years prior to joining the Company.

      (k)  Mr. Wong was elected Vice President-International in 2000 with responsibility for the Company's business in the Asia Region.  Mr. Wong joined the Company in 1998 as Regional Managing Director-North Asia.  Before joining the Company, Mr. Wong held various executive positions with Campbell Soup Company, most recently as Regional Managing Director-Asia.

      (l)  Mr. Finlay was elected Senior Director-Consumer Marketing in 2000 with responsibility for the Company's consumer marketing activities throughout the United States.  Prior to being elected, he held various positions during his 14 years with the Company.

      (m)  Ms. Zaluda was elected Senior Director-Product and Technical Development in 2000 with responsibilities for the Company's Graphics and Design Department, among others.  Prior to being elected Senior Director, she held various positions during her 20 years with the Company.

PART II
Item 5. Market for Registrant's Common Stock, Dividend and Stockholder Information

       At December 31, 2001, the Company had two classes of stock outstanding:  Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market.  Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986.  Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is, at all times, convertible on a share-for-share basis into shares of Common Stock.

       As of December 31, 2001, there were 38,100 stockholders of record holding Common Stock and 3,215 stockholders of record holding Class B Common Stock.  Dividends, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York  Stock  Exchange  and  dividends  declared  per  share  on a  quarterly  basis for both classes of stock for the two-year period ended December 31, 2001 is set forth in the Company's 2001 Annual Report to Stockholders on page 15 under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

      On January 23, 2001, the Company declared a two-for-one stock split on the Common and Class B Common Stock outstanding as of February 6, 2001.  Distribution of the split shares occurred on February 28, 2001.  The share numbers set forth in this report reflect this stock split.

Item 6. Selected Financial Data

      An eleven-year summary of selected financial data for the Company is set forth in the Company's 2001 Annual Report to Stockholders under the following captions and page numbers:  "Operating Data" and "Other Financial Data" on pages 16 and 17 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources, is set forth in the Company's 2001 Annual Report to Stockholders on pages 10 through 13 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure about market risk is set forth on page 13 of the Company's 2001 Annual Report to Stockholders under the heading "Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The Company's audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, are set forth in the Company's 2001 Annual Report to Stockholders on pages 18 through 31, and selected unaudited quarterly data-consolidated results for the years ended December 31, 2001 and 2000 are set forth in the Company's 2001 Annual Report to Stockholders on page 14, and all such pages are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding directors and nominees for directorship is set forth in the Company's definitive Proxy Statement, dated February 5, 2002, for the Annual Meeting of Stockholders on March 5, 2002, on pages 2 through 4 under the caption "Election of Directors" and is incorporated herein by reference.  For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in Part I hereof.

Item 11. Executive Compensation

      Information regarding the compensation of directors and executive officers is set forth in the Company's definitive Proxy Statement, dated February 5, 2002, for the Annual Meeting of Stockholders on March 5, 2002, on pages 7 and 8, and 22 through 30 under the general captions "Compensation of Directors" and "Executive Compensation," respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company's definitive Proxy Statement, dated February 5, 2002, for the Annual Meeting of Stockholders on March 5, 2002, on pages 5 and 6 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Item 13. Certain Relationships

      Information regarding certain relationships is hereby incorporated by reference from the Company's definitive Proxy Statement, dated February 5, 2002, for the Annual Meeting of Stockholders on March 5, 2002 on page 6 under the heading "Security Ownership of Certain Beneficial Owners," regarding the Offield family.

PART IV
Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
(a) 1 and 2. Financial Statements and Financial Statement Schedule
The data listed in the accompanying Index to Financial Statements and Financial Statement Schedule, on Page F-1 hereof, is filed as part of this Report.
3. Exhibits
The exhibits listed in the accompanying Index to Exhibits, on page F-3 hereof, are filed as part of this Report or are incorporated by reference herein as indicated thereon.
(b) The Company filed reports on Form 8-K on April 2 and June 5, 2001.
(c) Exhibits are attached hereto.
(d) See (a) 1 and 2 above.
9

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2002	WM. WRIGLEY JR. COMPANY (Registrant) By: /s/ RONALD V. WATERS Ronald V. Waters Senior Vice President and Chief Financial Oficer (Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title
* William Wrigley, Jr.	President, Chief Executive Officer, Director
/s/ RONALD V. WATERS Ronald V. Waters	Senior Vice President and Chief Financial Officer
/s/ REUBEN GAMORAN Reuben Gamoran	Vice President and Controller (Principal Accounting Officer)
* John F. Bard	Director
* Howard B. Bernick	Director
* Thomas A. Knowlton	Director
* Penny Pritzker	Director
* Melinda R. Rich	Director
* Steven B. Sample * Alex Shumate	Director Director	*By: /s/ HOWARD MALOVANY Howard Malovany Vice President, Secretary and General Counsel Date: February 5, 2002
* Richard K. Smucker	Director
10

EXHIBIT 23.

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our reported dated January 22, 2002, included in the 2001 Annual Report to Stockholders of Wm. Wrigley Jr. Company.

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

We also consent to the incorporation by reference in the Registration Statements pertaining to the Special Investment and Savings Plan for Wrigley Employees (33-15061 (1987) and 33-43738 (1991)), the Wm. Wrigley Jr. Company Management Incentive Plan (33-22788 (1988)) and the 1997 Management Incentive Plan (333-48715 (1998)), respectively, of our report dated January 22, 2002, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2001.

/s/ ERNST & YOUNG LLP Ernst & Young LLP
Chicago, Illinois February 1, 2002

11

WM. WRIGLEY JR. COMPANY INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 14 (a))
Reference
			Form 10-K Report	Annual Report to Stockholders
Data incorporated by reference from the 2001 Annual Report to Stockholders of Wm. Wrigley Jr. Company.
	Consolidated balance sheet at December 31, 2001 and 2000 For the years ended December 31, 2001, 2000 and 1999:			20 - 21
	Consolidated statement of earnings			19
	Consolidated statement of cash flows			22
	Consolidated statement of stockholders' equity			23
	Accounting policies and notes to consolidated financial statements			24 - 31

Consolidated financial statement schedule for the years ended December 31, 2001, 2000 and 1999 Valuation and qualifying accounts			F-2

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policies note thereto.

        With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7 and 8 of this Form 10-K Report, 2001 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Report.

F-1

WM. WRIGLEY JR. COMPANY SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (In Thousands)

Column A	Column B	Column C	Column D	Column E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (A)	Balance at End of Period
2001:
Allowance for Doubtful accounts	$7,065	$1,902	---	$1,255	$7,712
2000:
Allowance for Doubtful accounts (B)	$8,037	$1,047	---	$2,019	$7,065
1999:
Allowance for Doubtful accounts (B)	$7,564	$3,535	---	$3,062	$8,037

(A)		Uncollectable accounts written-off, net of recoveries.
(B)		Certain amounts reported in 1999 and 2000, related to the Allowance for Doubtful Accounts, have been reclassified to conform to the 2001 presentation.
F-2

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES INDEX TO EXHIBITS (Item 14 (a))
Exhibit Number	Description of Exhibit
Proxy Statement of Registrant, dated February 5, 2002, for the March 5, 2002 Annual Meeting of Stockholders, is hereby incorporated by reference.
3.	Articles of Incorporation and By-laws.
(i).	Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3(a) of the Company's Annual Report and Form 10-K filed for the fiscal year ended December 31, 1992.
(ii).	By-laws of the Registrant. Incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2001.
4.	Instruments defining the rights of security holders. Stockholder Rights Plan. Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed June 5, 2001.
10.	Material Contracts
10(a).	Non-Employee Directors' Death Benefit Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994.
10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.
10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.
10(d).	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.
10(e).	Non-Employee Directors' Stock Retirement Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.
10(f).	Wm. Wrigley Jr. Company 1997 Management Incentive Plan. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.
10(g).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
13.	2001 Annual Report to Stockholders of the Registrant.
21.	Subsidiaries of the Registrant.
23.	Consent of Independent Auditors. (See page 11)
24.	Power of Attorney.
99.	Forward-Looking Statements.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.