Form 10-Q
period 2002-03-31
WRIGLEY WILLIAM JR CO
filed 2002-05-15
CIK 108601

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended		March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from			to

For Quarter Ended		March 31, 2002		Commission file number	1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

	DELAWARE			36-1988190
	(State or other jurisdiction of Incorporation or organization)			(I.R.S. Employer Identification No.)

410 North Michigan Avenue
	Chicago, Illinois			60611
	(Address of principal executive offices)			(Zip Code)

(Registrant's telephone number, including area code)				312-644-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period That the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	x	No

182,844,044 shares of Common Stock and 42,497,759 shares of Class B Common Stock were outstanding as of April 15, 2002.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)
	Three Months Ended
	March 31,
	2002	2001

Net sales	$599,026	556,212
Cost of sales	249,399	228,395
Gross profit	349,627	327,817

Selling and general administrative	226,196	212,320

Operating income	123,431	115,497
Investment income	1,797	4,089
Other expense	(656)	(191)

Earnings before income taxes	124,572	119,395
Income taxes	39,240	37,865

Net earnings	$85,332	81,530

Net earnings per average share
of common stock (basic and diluted)	$0.38	0.36

Dividends declared per share
of common stock	$0.205	0.19

Average number of shares
outstanding for the period	224,969	225,550

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
	Three Months Ended March 31,

	2002	2001
OPERATING ACTIVITIES
Net earnings	$85,332	81,530
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	19,770	15,298
Gain on sales of property, plant,
and equipment	60	199
(Increase) decrease in:
Accounts receivable	(36,290)	(50,429)
Inventories	(29,249)	(30,906)
Other current assets	(11,635)	(14,477)
Deferred charges and other assets	(5,630)	1,004
Increase (decrease) in:
Accounts payable	(2,351)	9,135
Accrued expenses	25,075	35,095
Income and other taxes payable	13,609	18,647
Deferred taxes	(497)	(150)
Other noncurrent liabilities	8,092	673

Net cash provided by operating activities	66,286	65,619

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(47,711)	(27,283)
Proceeds from property retirements	1,590	440
Purchases of short-term investments	(15,597)	(7,080)
Maturities of short-term investments	19,364	7,928

Net cash used in investing activities	(42,354)	(25,995)

FINANCING ACTIVITIES
Dividends paid	(42,745)	(39,467)
Net purchases of common stock	(1,248)	(1,616)

Net cash used in financing activities	(43,993)	(41,083)
Effect of exchange rate changes on cash and
cash equivalents	(1,445)	(6,667)

Net decrease in cash and cash equivalents	(21,506)	(8,126)
Cash and cash equivalents at beginning of period	307,785	300,599

Cash and cash equivalents at end of period	$286,279	292,473

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$27,624	20,900
Interest paid	$390	176
Interest and dividends received	$1,736	3,795

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED) (Unaudited)
March 31,	December 31,
2002	2001
Current assets:
Cash and cash equivalents	$286,279	307,785
Short term investments, at amortized cost	25,469	25,450
Accounts receivable
(less allowance for doubtful accounts;
3/31/02 - $7,422; 12/31/01 - $7,712)	273,664	239,885
Inventories -
Finished goods	78,666	75,693
Raw materials and supplies	228,371	203,288
307,037	278,981
Other current assets	55,508	46,896
Deferred income taxes - current	14,714	14,846
Total current assets	962,671	913,843

Marketable equity securities at fair value	24,147	25,300
Deferred charges and other assets	117,610	115,745
Deferred income taxes - noncurrent	26,556	26,381

Property, plant, and equipment, at cost	1,292,280	1,256,096
Less accumulated depreciation	585,850	571,717
Net property, plant, and equipment	706,430	684,379
Total assets	$1,837,414	1,765,648

Current liabilities:
Accounts payable	$88,303	91,397
Accrued expenses	152,883	128,264
Dividends payable	46,112	42,741
Income and other taxes payable	81,473	68,467
Deferred income taxes - current	818	1,455
Total current liabilities	369,589	332,324

Deferred income taxes - noncurrent	42,102	43,206
Other noncurrent liabilities	121,439	113,921

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	189,903 shares at 3/31/02;
189,800 shares at 12/31/01	12,653	12,646
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
42,538 shares at 3/31/02;
42,641 shares at 12/31/01	2,843	2,850
Additional paid-in capital	2,462	1,153
Retained earnings	1,723,979	1,684,337
Common stock in treasury, at cost -
(3/31/02 - 7,417 shares; 12/31/01 - 7,491 shares)	(292,107)	(289,799)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(157,280)	(149,310)
Gain (loss) on derivative contracts	(1,790)	46
Unrealized holding gains on marketable equity securities	13,524	14,274

Total accumulated other comprehensive income	(145,546)	(134,990)
Total stockholders' equity	1,304,284	1,276,197
Total liabilities & stockholders' equity	$1,837,414	1,765,648

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

	FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three-month period ended March 31, 2002 and 2001, respectively, the Consolidated Statement of Cash Flows (Condensed) for the three-month period ended March 31, 2002 and 2001, and the Consolidated Balance Sheet (Condensed) at March 31, 2002, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2001 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2001 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2001 have been reclassified to conform to the 2002 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

On January 1, 2002, the Company adopted the accounting rules for Emerging Issues Task Force Issues 00-14 and 00-25. In adopting these accounting rules the Company began reporting certain consumer and trade sales promotion expenses such as coupon redemption costs, in-store display incentives, co-operative advertising and new product introduction fees, as deductions from sales rather than as selling and general administrative expense. The consumer and trade sales promotion expenses applicable to these Issues totaled $10,463 and $5,411 for the three-month periods ended March 31, 2002 and 2001, respectively, and are reflected in net sales for both periods. Adoption of the accounting rules had no impact on the Company's financial position or net earnings.

4.

On January 1, 2002, the Company formed an Employee Stock Ownership Plan (ESOP) within the defined contribution plan for U.S. based employees. The primary purpose of the ESOP is to acquire and hold Wrigley shares credited to Wrigley Savings Plan participants' accounts as a result of employee contributions and Company matching program contributions. Company matching program contributions may be in the form of cash, treasury shares or authorized, unissued shares. The ESOP is a non-leveraged plan and all shares held are allocated to plan participants. Dividends on Company shares held by the ESOP are charged to retained earnings. The formation of the ESOP had no effect on the Company's net earnings or earnings per share.

5.

During the first quarter 2002, the Company performed the first of the required impairment tests of goodwill, under FAS 142, as of January 1, 2002. There was no impairment realized as a result of this test.

6.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

		Decrease to
		Stockholders' Equity
	First Quarter	2002	2001

	Balance at January 1	$149,310	136,365
	Translation adjustment for
	the first quarter	7,970	20,226

	Balance at March 31	$157,280	156,591

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

7.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended
		March 31,
		2002	2001

	Net earnings	$85,332	81,530
	Other comprehensive income (loss),
	before tax:
	Foreign currency
	translation adjustments	(7,970)	(20,226)
	Unrealized holding losses on securities	(1,153)	(771)
	(Loss) gain on derivative contracts	(2,680)	2,704
	Other comprehensive loss, before tax	(11,803)	(18,293)
	Income tax benefit (provision) related to items of other comprehensive income	1,247	(580)
	Other comprehensive loss, net of tax	(10,556)	(18,873)
	Total comprehensive income	$74,776	62,657

8.	Segment Information

	Management organizes the Company's chewing-gum business based on geographic regions. Information by geographic region is as follows (in thousands of dollars):

	Net Sales	Three Months Ended
		March 31,
		2002	2001
	Americas, principally U.S.	$244,812	234,360
	EMEAI, principally Europe	240,566	216,913
	Asia	88,821	78,333
	Pacific	19,676	18,218
	All Other	5,151	8,388

	Net Sales	$599,026	556,212

	"All Other" revenue consists primarily of sales of gum base to customers and sales for Wrigley Healthcare.

	Operating Income	Three Months Ended
		March 31,
		2002	2001
	Americas, principally U.S.	$55,303	54,117
	EMEAI, principally Europe	67,927	60,339
	Asia	25,545	24,060
	Pacific	5,681	6,030
	All Other	(31,025)	(29,049)

	Operating Income	$123,431	115,497

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating losses for Wrigley Healthcare.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
Net sales for the first quarter were $599.0 million, up $42.8 million or 8% versus the first quarter of 2001. Higher worldwide shipments increased sales revenue by 5%. Favorable mix in all regions increased net sales by 3%. Additionally, selected selling price increases primarily in the International regions increased net sales by approximately 2%. These increases were offset by translation of weaker foreign currencies, primarily in Europe, to the U.S. dollar resulting in reduced sales by approximately 2%.

Costs of Sales and Gross Profit
Cost of sales for the first quarter was $249.4 million, up $21.0 million or 9% versus the first quarter of 2001. Higher shipments increased cost of sales by 5%. Additionally, unfavorable product mix and slightly higher product costs increased cost of sales by 6%. Translation of weaker foreign currencies, primarily in Europe, to the U.S. dollar reduced cost of sales by 2%.

Gross profit was $349.6 million, up $21.8 million or 7% from the same period last year. The gross profit margin on net sales was 58.4%, down from 58.9% in the first quarter of 2001. The .50 percentage point decrease was due primarily to slightly higher product costs and sales growth in some relatively lower margin business units.

Selling and General Administrative Expenses
Consolidated selling and general administrative expenses for the first quarter were $226.2 million, up $13.9 million or 7% from the same period last year. Excluding the impact of foreign currency translation, consolidated selling and general administrative expenses were up 8%. The increase was mainly due to higher worldwide selling and other marketing expenses to support growth in key markets, increased consumer promotion expenditures including spending for new product launches, and higher general and administrative expenses including investment in information technology and new product development.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended
	March 31,
	2002	2001

Advertising	13.8%	16.4%
Merchandising and Promotion	4.7%	3.5%
Total Brand Support	18.5%	19.9%
Selling and Other Marketing	10.6%	9.7%
General and Administrative	8.7%	8.6%
Total	37.8%	38.2%

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investment Income
Investment income for the first quarter was $1.8 million compared to $4.1 million for the first quarter of last year. The decrease was due primarily to lower worldwide yields.

Income Taxes
Income taxes for the first quarter were $39.2 million, up $1.4 million or 4% from the first quarter of 2001. Pretax earnings were $124.6 million, an increase of $5.2 million or 4%. The consolidated effective tax rate was 31.5% compared to 31.7% for the same period last year.

Net Earnings
Consolidated net earnings for the first quarter of 2002 totaled $85.3 million or $.38 per share compared to last year's net earnings of $81.5 million or $.36 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first three months of 2002 was $66.3 million, essentially even with $65.6 million for the same period in 2001. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.6 to 1 at March 31, 2002 and December 31, 2001.

Additions to Property, Plant, and Equipment
Capital expenditures for the first quarter were $47.7 million compared to $27.3 million in the first quarter last year. The increase was due primarily to spending in order to increase worldwide manufacturing capacity and investment in information technology. For the full year 2002, capital expenditures are expected to be about the same as 2001 and funded from the Company's cash flow from operations.

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

FORM 10-Q

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security

The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 5, 2002 to consider the following proposals:

(1) Election of Directors to serve for the ensuing year;

Amendment of the Company's Certificate of Incorporation i.e.:

(2) To adopt a Classified Board of Directors;
(3) To amend the requirement that stockholders action be taken at a meeting
(4) To limit the size of the Board of Directors;
(5) To amend the automatic Class B Common Stock conversion provision;
(6) To amend the sunset provision for Class B Common Stock;
(7) To amend the Company's 1997 Management Incentive Plan;
(8) To ratify the appointment of independent auditors for 2002; and
(9) To consider a stockholder proposal requesting change to the format of the Proxy Material.

The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

Proposal 1. Election of Directors. With each class of stock voting together, a total of 608,923,159 were eligible to be cast and a total of 546,578,465 votes were submitted for the election of each nominee as follows:

Nominee	For	Withheld
John F. Bard	539,643,138	6,935,327
Howard B. Bernick	539,664,346	6,914,119
Thomas A. Knowlton	539,682,085	6,896,380
Penny Pritzker	539,303,228	7,275,237
Melinda R. Rich	539,558,570	7,019,895
Steven B. Sample	539,632,153	6,946,312
Alex Shumate	539,421,307	7,157,158
Richard K. Smucker	539,633,823	6,944,642
William Wrigley, Jr.	539,652,703	6,925,762

Proposal 2. Adoption of a Classified Board of Directors. With each class of stock voting together, a total of 608,923,159 were eligible to be cast and a total of 526,440,338 votes were submitted as follows:

For	Against	Abstain	Brokers' Non-Votes
466,541,139	56,845,225	3,053,974	20,138,127

Proposal 3. Amendment of the requirement that stockholder action be taking at a meeting. With each class of stock voting together, a total of 608,923,159 votes were eligible to be cast and a total of to 526,440,140 were submitted as follows:

For	Against	Abstain	Brokers' Nonvotes
473,314,604	49,674,515	3,451,021	20,138,325

FORM 10-Q

PART II - OTHER INFORMATION (Cont'd)

Proposal 4. Limiting the size of the Board of Directors. With each class of stock voting together, a total of 608,923,159 votes were eligible to be cast and a total of to 526,440,142 were submitted as follows:

For	Against	Abstain	Brokers' Nonvotes
479,071,205	44,089,342	3,279,595	20,138,323

Proposal 5. Amendment to the automatic Class B Common Stock conversion provision. With each class of stock voting together, a total of 608,923,159 votes were eligible to be cast and a total of to 526,440,139 were submitted as follows:

For	Against	Abstain	Brokers' Nonvotes
480,802,524	41,829,917	3,807,698	20,138,326

Proposal 6. Amendment to the sunset provision for Class B Common Stock. With each class of stock voting together, a total of 608,923,159 votes were eligible to be cast and a total of to 526,440,139 were submitted as follows:

For	Against	Abstain	Brokers' Nonvotes
474,737,577	46,430,665	5,271,897	20,138,326

Proposal 7. Amendment to the 1997 Management Incentive Plan. With each class of stock voting together, a total of 608,923,159 votes were eligible to be cast and a total of to 526,440,139 were submitted as follows:

For	Against	Abstain	Brokers' Nonvotes
496,693,666	24,880,387	4,866,086	20,138,326

Proposal 8. Ratification of Auditors. With each class of stock voting together, a total of 608,923,159 votes were eligible to be cast and a total of to 546,578,465 were submitted as follows:

For	Against	Abstain
541,886,508	2,916,953	1,775,004

Proposal 9. Shareholder Proposal. With each class of stock voting together, a total of 608,923,159 votes were eligible to be cast and a total of to 526,439,897 were submitted as follows:

For	Against	Abstain	Brokers' Nonvotes
7,092,311	513,593,853	5,753,733	20,138,568

Item 6 - Exhibits and Reports on Form 8-K
(a) Exhibits reference is made to the Exhibit Index on page 13.

(b) There were no filings on Form 8-K during the first quarter 2002.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

		By	/s/ Reuben Gamoran
Reuben Gamoran
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	05/15/2002

WM. WRIGLEY JR. COMPANY
AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
Exhibit
Number	Description of Exhibit

3(i).	Certificate of Incorporation of the Registrant. The Registrant's Restated Certificate of Incorporation effective from March 5, 2002, is attached hereto as Exhibit 3(i), which begins on page 14.

3(ii).	By-laws of the Registrant. The Registrant's Amended and Restated By-laws effective March 5, 2002, are attached hereto as Exhibit 3(ii), which begins on page 31.

4.

Instruments defining the rights of security holders. The Registrant's Restated Certificate of Incorporation contains all definitions of the rights of the Registrant's Common and Class B Common stock, representing all of the Registrant's outstanding securities, and is incorporated by reference to Exhibit 3(i) above.

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

10(g). 10(h). 10(i).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrants Amended Management Incentive Plan effective from March 5, 2002 is attached hereto as Exhibit 10(g), which begins on page 51.

Form of Severance Agreement for William Wrigley, Jr., President and Chief Executive Officer is incorporated by reference from Exhibit 10(h) of the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001.

Form of Severance Agreement for Peter Hempstead, Senior Vice President-International; Gary McCullough, Senior Vice President-Americas; Darrell Splithoff, Senior Vice President-Supply Chain and Corporate Development; and Ronald V. Waters, Senior Vice President and Chief Financial Officer are incorporated by reference from Exhibit 10(i) of the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001.

For Copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

Exhibit 3(i).

RESTATED CERTIFICATE OF INCORPORATION
OF
WM. WRIGLEY JR. COMPANY

FIRST. The name of the corporation (hereinafter, the "Corporation") is

WM. WRIGLEY JR. COMPANY

SECOND. The address of its registered office in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

THIRD. The nature of the business or objects or purposes to be conducted by the Corporation are:

           (a)  to manufacture, purchase or otherwise acquire, invest in, or mortgage, pledge, sell, assign and transfer or otherwise dispose of, trade, deal in and with goods, wares, merchandise and property of every class and description, including, but not limited to, the manufacture and sale of chewing gum, confectionery, food products and related products; and

           (b)  to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

     FOURTH.  1.  AUTHORIZED SHARES. The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is five hundred million (500,000,000), consisting of four hundred million (400,000,000) shares of Common Stock ("Common Stock"), eighty million (80,000,000) shares of Class B Common Stock ("Class B Common Stock") and twenty million (20,000,000) shares of Preferred Stock ("Preferred Stock"), all of which shall be without par value.

     1.  COMMON STOCK AND CLASS B COMMON STOCK.

     (1)  The powers, preferences and rights of the Common Stock and Class B Common Stock, and the qualifications, limitations or restrictions thereof, shall be in all respects identical, except as otherwise required by law or expressly provided in this Restated Certificate of Incorporation.

     (2)     (1)   At each annual or special meeting of stockholders, each holder of Common Stock shall be entitled to one (1) vote in person or by proxy for each share of Common Stock standing in his, her or its name on the stock transfer records of the Corporation and each holder of Class B Common Stock shall be entitled to ten (10) votes in person or by proxy for each share of Class B Common Stock standing in his name, her or its on the stock transfer records of the Corporation. Except as set forth herein, all actions submitted to a vote of stockholders shall be voted on by the holders of Common Stock and Class B Common Stock (as well as the holders of any series of Preferred Stock, if any, entitled to vote thereon) voting together as a single class.

      (1)  In addition to any other votes which may be required pursuant to this Restated Certificate of Incorporation, Delaware law or otherwise, the affirmative vote of the holders of two-thirds of the outstanding shares of Common Stock (including shares of any series of Preferred Stock, if any, entitled to vote thereon) and Class B Common Stock, each voting separately as a class, shall be required to authorize: (i) any substantive amendment to Section 3.13 of the Bylaws (or any successor section) or (ii) any amendment to this subdivision (b)(2) or subdivision (b)(4) of this Restated Certificate of Incorporation.

      (2)  The holders of Common Stock and Class B Common Stock shall each be entitled to vote separately as a class with respect to (i) other amendments to this Restated Certificate of Incorporation that alter or change the powers, preferences or special rights of their respective class of stock so as to affect them adversely, including proposals to change the number of authorized shares of their respective class of stock, (ii) amendments to this Restated Certificate of Incorporation authorizing additional shares of Common Stock or Class B Common Stock, and (iii) such other matters as may require class votes under the General Corporation Law of the State of Delaware. The holders of Common Stock and Class B Common Stock shall also be entitled to each vote separately as a class upon any proposal to issue authorized but unissued shares of Class B Common Stock, except for shares issued in connection with stock splits, stock dividends or similar distributions.

     (3)  In addition to any other votes which may be required pursuant to this Restated Certificate of Incorporation, Delaware law or otherwise, so long as any shares of Class B Common Stock are outstanding, the affirmative vote of the holders of two-thirds of the outstanding shares of Common Stock (including shares of any series of Preferred Stock, if any, entitled to vote thereon) and Class B Common Stock, each voting separately as a class, shall be required to authorize:

(1)  any merger or consolidation of the Corporation with or into any other corporation;

     (2)  any sale, lease, exchange or other disposition of all or substantially all of the assets of the Corporation to or with any other person; or

     (3)  any dissolution of the Corporation;

provided that the foregoing shall not apply to any merger or other transaction described in the preceding subparagraphs (A) and (B) if the other party to the merger or other transaction is a Subsidiary of the Corporation.

     For purposes of this subdivision (b)(4), a "Subsidiary" is any corporation more than 50% of the voting securities of which are owned directly or indirectly by the Corporation; and a "person" is any individual, partnership, corporation or entity.

     (3)  If and when dividends on the Common Stock and Class B Common Stock are declared payable from time to time by the Board of Directors as provided in subdivision (i), whether payable in cash, in property or in shares of stock of the Corporation, the holders of Common Stock and the holders of Class B Common Stock shall be entitled to share equally, on a per-share basis, in such dividends, except that, if dividends are declared that are payable in shares of Common Stock or Class B Common Stock, dividends shall be declared that are payable at the same rate on both classes of stock and the dividends payable in shares of Common Stock shall be payable to holders of that class of stock and the dividends payable in shares of Class B Common Stock shall be payable to holders of that class of stock. If the Corporation shall in any manner subdivide or combine the outstanding shares of Common Stock or Class B Common Stock, the outstanding shares of the other such class of stock shall be proportionally subdivided or combined in the same manner and on the same basis as the outstanding shares of Common Stock or Class B Common Stock, as the case may be, have been subdivided or combined.

     (4)  (1)  The holder of each outstanding share of Class B Common Stock shall have the right at any time, or from time to time, at such holder's option, to convert such share into one fully paid and nonassessable share of Common Stock, on and subject to the terms and conditions hereinafter set forth.

     (1)  In order to exercise his, her or its conversion privilege, the holder of any shares of Class B Common Stock to be converted shall present and surrender the certificate representing such shares during usual business hours at any office or agency of the Corporation maintained for the transfer of Class B Common Stock and shall deliver a written notice of the election of the holder to convert the shares represented by such certificate or any portion thereof specified in such notice. Such notice shall also state the name or names (with address) in which the certificate or certificates for shares of Common Stock which shall be issuable on such conversion shall be issued. If so required by the Corporation, any certificate for shares surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder of such shares or his, her or its duly authorized representative. Each conversion of shares of Class B Common Stock shall be deemed to have been effected on the date (the "conversion date") on which the certificate or certificates representing such shares shall have been surrendered and such notice and any required instruments of transfer shall have been received as aforesaid, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable on such conversion shall be deemed to have become immediately prior to the close of business on the conversion date the holder or holders of record of the shares of Common Stock represented thereby.

     (2)  As promptly as practicable after the presentation and surrender for conversion, as herein provided, of any certificate for shares of Class B Common Stock, the Corporation shall issue and deliver at such office or agency, to or upon the written order of the holder thereof, certificates for the number of shares of Common Stock issuable upon such conversion. In case any certificate for shares of Class B Common Stock shall be surrendered for conversion of a part only of the shares represented thereby, the Corporation shall deliver at such office or agency, to or upon the written order of the holder thereof, a certificate or certificates for the number of shares of Class B Common Stock represented by such surrendered certificate, which are not being converted. The issuance of certificates for shares of Common Stock issuable upon the conversion of shares of Class B Common Stock shall be made without charge to the converting holder for any tax imposed on the Corporation in respect of the issue thereof. The Corporation shall not, however, be required to pay any tax which may be payable with respect to any transfer involved in the issue and delivery of any certificate in a name other than that of the holder of the shares being converted, and the Corporation shall not be required to issue or deliver any such certificate unless and until the person requesting the issue thereof shall have paid to the Corporation the amount of such tax or has established to the satisfaction of the Corporation that such tax has been paid.

     (3)  Upon any conversion of shares of Class B Common Stock into shares of Common Stock pursuant hereto, no adjustment with respect to dividends shall be made; only those dividends shall be payable on the shares so converted as may be declared and may be payable to holders of record of shares of Class B Common Stock on a date prior to the conversion date with respect to the shares so converted; and only those dividends shall be payable on shares of Common Stock issued upon such conversion as may be declared and may be payable to holders of record of shares of Common Stock on or after such conversion date.

     (4)  In case of any consolidation or merger of the Corporation as a result of which the holders of Common Stock shall be entitled to receive stock, other securities or other property with respect to or in exchange for Common Stock or in case of any sale or conveyance of all or substantially all of the property or business of the Corporation as an entirety, a holder of a share of Class B Common Stock shall have the right thereafter, so long as the conversion right hereunder shall exist, to convert such share into the kind and amount of shares of stock and other securities and properties receivable upon such consolidation, merger, sale or conveyances by a holder of one share of Common Stock and shall have no other conversion rights with regard to such share. The provisions of this subparagraph (5) shall similarly apply to successive consolidations, mergers, sales or conveyances.

     (5)  All shares of Class B Common Stock which shall have been surrendered for conversion as herein provided shall no longer be deemed to be outstanding, and all rights with respect to such shares, including the rights, if any, to receive notices and to vote, shall thereupon cease and terminate, except only the right of the holders thereof, subject to the provisions of subparagraph (3) of this subdivision (d), to receive shares of Common Stock in exchange therefor.

     (6)  Such number of shares of Common Stock as may from time to time be required for such purpose shall be reserved for issuance upon conversion of outstanding shares of Class B Common Stock.

     (7)  At any time when the aggregate number of outstanding shares of Class B Common Stock beneficially owned by the holders of Class B Common Stock, as reflected on the stock transfer records of the Corporation, falls below 10% of the aggregate number of the then outstanding shares of Common Stock and Class B Common Stock, then each share of Class B Common Stock shall automatically be converted into one fully paid and non-assessable share of Common Stock. For purposes of the preceding sentence, the total number of shares of Common Stock and Class B Common Stock "outstanding" at any time shall not include any shares of Common Stock which, after April 1, 1986, are (a) issued in exchange for the assets or stock of other entities (including pursuant to a merger or other business combination), (b) sold by the Corporation for value, (c) issued upon conversion of convertible securities issued in exchange for the assets or stock of other entities or sold by the Corporation for value, or (d) issued as a stock split or dividend with respect to shares issued or sold pursuant to clause (a), (b) or (c) above. For purposes of the first sentence of this subdivision (d)(8), any shares of Common Stock repurchased by the Corporation shall no longer be deemed "outstanding" from and after the date of repurchase.

     (8)  In the event of any automatic conversion of the Class B Common Stock pursuant to subdivision (d)(8), certificates formerly representing outstanding shares of Class B Common Stock will thereafter be deemed to represent a like number of shares of Common Stock. Immediately upon such conversion, the rights of the holders of shares of Class B Common Stock as such shall cease and such holders shall be treated for all purposes as having become the record owners of the shares of Common Stock issuable upon such conversion.

     (5)  (1)  No person or persons holding shares of Class B Common Stock (hereinafter called a "Class B Holder") may transfer, and the Corporation shall not register the transfer of, such shares of Class B Common Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a Permitted Transferee of such Class B Holder, which term shall have the following meanings:

     (1)  In the case of a Class B Holder who is a natural person and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means (A) the spouse of such Class B Holder, (B) a lineal descendant of a great grandparent of such Class B Holder or a spouse of any such lineal descendant, (C) the guardian or conservator of a Class B Holder who has been adjudged disabled by a court of competent jurisdiction, (D) the executor or administrator of the estate of a deceased Class B Holder, (E) a trustee of a trust (including a voting trust) for the benefit of one or more Class B Holder, other lineal descendants of a great grandparent of such Class B Holder, the spouse of such Class B Holder, the spouses of such other lineal descendants and an organization, contributions to which are deductible for federal income, estate or gift tax purposes (hereinafter called a "Charitable Organization"), and for the benefit of no other person, provided that such trust may grant a general or special power of appointment to the spouse of such Class B Holder, any lineal descendant of such Class B Holder or the spouse of any such lineal descendant, and may permit trust assets to be used to pay taxes, legacies and other obligations of the trust or the estate of such Class B Holder payable by reason of the death of such Class B Holder and provided that such trust prohibits transfer of shares of Class B Common Stock to persons other than Permitted Transferees, as defined in clause (ii) below, (F) a Charitable Organization established by such Class B Holder, such Class B Holder's spouse, a lineal descendant of a great grandparent of such Class B Holder, a spouse of any such lineal descendant, the Corporation or employees or former employees of the Corporation, and (G) a corporation all the outstanding capital stock of which is owned by, or a partnership all the partners of which are one or more of such Class B Holders, other lineal descendants of a great grandparent of such Class B Holder or a spouse of any such lineal descendant, and the spouse of such Class B Holder, provided that if any share of capital stock of such a corporation (or of any survivor of a merger or consolidation of such a corporation), or any partnership interest in such a partnership, is acquired by any person who is not within such class of persons, all shares of Class B Common Stock then held by such corporation or partnership, as the case may be, shall be deemed without further act to be converted into shares of Common Stock, and stock certificates formerly representing such shares of Class B Common Stock shall thereupon and thereafter be deemed to represent the like number of shares of Common Stock.

     (2)  In the case of a Class B Holder holding the shares of Class B Common Stock subject to said proposed transfer as trustee pursuant to a trust other than a trust described in clause (iii) below, "Permitted Transferee" means (A) any successor trustee or trustees of such trusts; (B) the person who established such trust; and (C) a Permitted Transferee of such person determined pursuant to clause (i) above.

     (3)  In the case of a Class B Holder holding the shares of Class B Common Stock subject to said proposed transfer as trustee pursuant to a trust which was irrevocable on the Record Date (a "Transferor Trust"), "Permitted Transferee" means

          (1)  any successor trustee or trustees of such Transferor Trust;

          (2)  any person to whom or for whose benefit principal may be distributed either during or at the end of the term of such Transferor Trust whether by power of appointment or otherwise;

          (3)  any lineal descendant of a great grandparent of either the creator of such Transferor Trust or the spouse of such creator and the spouse of any such lineal descendant; or

          (4)  the trustee of another trust which was irrevocable on the Record Date and to which Class B Common Stock was also first distributed by the Corporation (a "Transferee Trust"), provided that either the creator of the Transferor Trust or the spouse of such creator shares a common great grandparent with the creator of the Transferee Trust or the spouse of the creator of such Transferee Trust.

     (4)  In the case of a Class B Holder who is the record (but not beneficial) owner of the shares of Class B Common Stock subject to said proposed transfer as nominee for the person who was the beneficial owner thereof on the Record Date, "Permitted Transferee" means such beneficial owner and a Permitted Transferree of such beneficial owner determined pursuant to clause (i), (ii), (iii), (v) or (vi) hereof, as the case may be.

     (5)  In the case of a Class B Holder which is a partnership and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means any partner of such partnership or any "Permitted Transferee" of such partner determined pursuant to clause (i), (ii), (iii), (iv) or (vi) hereof, as the case may be.

     (6)  In the case of a Class B Holder which is a corporation (other than a Charitable Organization described in subclause (F) of clause (i) above) and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means any stockholder of such corporation receiving shares of Class B Common Stock through a dividend or through a distribution made upon liquidation of such corporation and the survivor of a merger or consolidation of such corporation or any "Permitted Transferee" of such stockholder determined pursuant to clause (i), (ii), (iii), (iv) or (v) hereof, as the case may be.

     (7)  In the case of a Class B Holder who is the executor or administrator of the estate of a deceased Class B Holder, guardian or conservator of the estate of a disabled Class B Holder or who is a trustee of the estate of a bankrupt or insolvent Class B Holder, and provided such deceased, disabled, bankrupt or insolvent Class B Holder, as the case may be, was the record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means a Permitted Transferee of such deceased, disabled, bankrupt or insolvent Class B Holder as determined pursuant to clauses (i), (v), or (vi) above, as the case may be.

     (8)  In the case of a Class B Holder which is an employee benefit plan of the Corporation, "Permitted Transferee" shall include any participant of such plan or Permitted Transferee of such Participant as defined herein, receiving shares of Class B Common Stock in accordance with the terms of such plan.

(9)  In the case of a Class B Holder which is a Charitable Organization described in subclause (E) of clause (i) above and the holder of record and beneficial owner of the shares of Class B Common Stock subject to said proposed transfer, "Permitted Transferee" means any lineal descendant of a great grandparent of the creator of such Charitable Organization or such creator's spouse.

          (1)  Notwithstanding anything to the contrary set forth herein, any Class B Holder may pledge such Holder's shares of Class B Common Stock to a pledgee pursuant to a bona fide pledge of such shares as collateral security for indebtedness due to the pledgee, provided that such shares shall not be transferred to or registered in the name of the pledgee and shall remain subject to the provisions of this subdivision (e). In the event of foreclosure or other similar action by the pledgee, such pledged shares of Class B Common Stock may only be transferred to a Permitted Transferee of the pledgor or converted into shares of Common Stock, as the pledgee may elect.

          (2)  For purposes of this subdivision (e):

     (10)  The relationship of any person that is derived by or through legal adoption shall be considered a natural one.

     (11)  Each joint owner of shares of Class B Common Stock shall be considered a Class B Holder of such shares.

     (12)  A minor for whom shares of Class B Common Stock are held pursuant to a Uniform Gifts to Minors Act or similar law shall be considered a Class B Holder of such shares.

     (13)  Unless otherwise specified, the term "person" means both natural persons and legal entities.

     (14)  The "Record Date" is the date for determining the persons to whom the Class B Common Stock is first distributed by the Corporation.

          (1)  Any purported transfer of shares of Class B Common Stock not permitted hereunder shall result in the conversion of the transferee's shares of Class B Common Stock into shares of Common Stock, effective on the date of such purported transfer. The Corporation may, as a condition to the transfer or the registration of transfer of shares of Class B Common Stock to a purported Permitted Transferee, require the furnishing of such affidavits or other proof as it deems necessary to establish that such transferee is a Permitted Transferee.

     (6)  (1)  Shares of Class B Common Stock shall be registered in the name(s) of the beneficial owner(s) thereof (as hereafter defined) and not in "street" or "nominee" names; provided, however, certificates representing shares of Class B Common Stock issued as a stock dividend on the Corporation's then outstanding Common Stock may be registered in the same name and manner as the certificates representing the shares of Common Stock with respect to which the shares of Class B Common Stock were issued; and, provided further, however, that any certificates representing shares of Class B Common Stock originally issued in "nominee" name may be transferred and reissued in the name of another "nominee" so long as the beneficial owner of the shares represented by such certificates does not change as a result of such transfer. For the purposes of subdivision (d) and this subdivision (f), the term "beneficial owner(s)" of any shares of Class B Common Stock shall mean the person or persons who possess the power to vote or dispose, or to direct the voting or disposition, of such shares; and "beneficially owned" shares shall refer to shares held by a beneficial owner.

          (1)  The Corporation shall note on the certificates representing the shares of Class B Common Stock that there are restrictions on transfer and registration of transfer imposed by subdivision (e) and this subdivision (f).

     (7)  Except as otherwise provided in subdivisions (b) and (c) above and except for shares of Class B Common Stock issued in connection with stock splits, stock dividends and other similar distributions, the Corporation shall not issue additional shares of Class B Common Stock after April 1, 1986. All shares of Class B Common Stock surrendered for conversion shall resume the status of authorized but unissued shares of Class B Common Stock.

     (8)  The Common Stock and Class B Common Stock are subject to all the powers, rights, privileges, preferences and priorities of the Preferred Stock as may be stated herein and as shall be stated and expressed in any resolution or resolutions adopted by the Board of Directors pursuant to authority expressly granted to and vested in it by the provisions of this Article FOURTH.

     (9)  After dividends to which the holders of Preferred Stock may then be entitled under the resolutions creating any series thereof have been declared and paid or set aside in funds for this purpose, and after the Corporation shall have set apart the amounts required pursuant to such resolutions for the purchase or redemption of any series of Preferred Stock, dividends may be declared and paid to the holders of Common Stock and Class B Common Stock in cash, property, or other securities of the Corporation out of any net profits or net assets of the Corporation legally available therefor.

     (10)  Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, and after the holders, if any, of the Preferred Stock of each series shall have been paid in full the amounts to which they respectively shall be entitled, or a sum sufficient for such payment in full shall have been set aside, the remaining net assets of the Corporation shall be distributed pro rata to the holders of the Common Stock and Class B Common Stock in accordance with their respective rights and interests, to the exclusion of the holders of the Preferred Stock.

     (11)  Except as otherwise provided by law or by the resolution or resolutions of the Board of Directors providing for the issue of any series of the Preferred Stock, the holders of Common Stock and Class B Common Stock shall have the exclusive right to vote for the election of directors and for all other purposes, each holder of the Common Stock and Class B Common Stock being entitled to vote as provided in subdivision (b).

     2.  DESIGNATIONS, ETC. OF PREFERRED STOCK.

     (1)  Shares of Preferred Stock may be issued from time to time in one or more series, each such series to have distinctive serial designations, as shall hereafter be determined in the resolution or resolutions providing for the issue of such series from time to time adopted by the Board of Directors pursuant to authority so to do which is hereby vested in the Board of Directors.

     (2)  Each series of Preferred Stock

          (1)  may have such number of shares;

          (2)  may have such voting powers, full or limited, or may be without voting powers;

          (3)  may be subject to redemption at such time or times and at such prices;

          (4)  may be entitled to receive dividends (which may be cumulative or noncumulative) at such rate or rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of stock;

          (5)  may have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation;

          (6)  may be made convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation at such price or prices or at such rates of exchange, and with such adjustments;

          (7)  may be entitled to the benefit of a sinking fund or purchase fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;

          (8)  may be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional stock (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of any outstanding stock of the Corporation; and

          (9)  may have such other relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof;

all as shall be stated in said resolution or resolutions providing for the issue of such Preferred Stock. Except where otherwise set forth in the resolution or resolutions adopted by the Board of Directors providing for the issue of any series of Preferred Stock, the number of shares comprising such series may be increased or decreased (but not below the number of shares then outstanding) from time to time by like action of the Board of Directors.

     (3)  Preferred Stock of any series redeemed, converted, exchanged, purchased, or otherwise acquired by the Corporation shall constitute authorized but unissued Preferred Stock.

     (4)  All shares of any series of Preferred Stock, as between themselves, shall rank equally and be identical; and all series of Preferred Stock, as between themselves, shall rank equally and be identical except as set forth in resolutions of the Board of Directors authorizing the issuance of such shares. The affirmative vote of the holders of at least two-thirds of the number at the time outstanding of all shares of Preferred Stock affected, given in person or by proxy either in writing or at a meeting at which the holders of all shares of Preferred Stock affected shall vote separately as one class, shall be necessary before the Board of Directors may by resolution create, define and authorize the issuance of one or more series of Preferred Stock entitled to preference over one or more other series of Preferred Stock (as well as over the Common Stock and the Class B Common Stock) with regard to (i) the payment of dividends, (ii) the distribution of assets in the case of the liquidation or dissolution of the Corporation, or (iii) any combination of such preferential rights.

     (5)  The rights, powers, designations, preferences and qualifications of the Series A Junior Participating Preferred Stock are set forth in its Certificate of Designations, Preferences and Rights, which is attached as Exhibit A.

     FIFTH. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

          (a)  To make, alter or repeal the Bylaws of the Corporation.

          (b)  To fix and determine, and to vary the amount of, the working capital of the Corporation, and to determine the use or investment of any assets of the Corporation, to set apart out of any of the funds of the Corporation available for dividends a reserve or reserves for any proper purpose and to abolish any such reserve or reserves.

          (c)  To authorize the purchase or other acquisition of shares of stock of the Corporation or any of its bonds, debentures, notes, scrip, warrants or other securities or evidences of indebtedness.

          (d)  Except as otherwise provided by law, to determine the places within or without the State of Delaware, where any or all of the books of the Corporation shall be kept.

          (e)  To authorize the sale, lease or other disposition of any part or parts of the properties of the Corporation and to cease to conduct the business connected therewith or again to resume the same, as it may deem best.

          (e)  To authorize the borrowing of money, the issuance of bonds, debentures and other obligations or evidences of indebtedness of the Corporation, secured or unsecured, and the inclusion of provisions as to redeemability and convertibility into shares of stock of the Corporation or otherwise; and the mortgaging or pledging, as security for money borrowed or bonds, notes, debentures or other obligations issued by the Corporation, of any property of the Corporation, real or personal, then owned or thereafter acquired by the Corporation.

     In addition to the powers and authorities herein or by statute expressly conferred upon it, the Board of Directors may exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the laws of the State of Delaware, of this Restated Certificate of Incorporation and of the Bylaws of the Corporation.

     Subject to any limitation in the Bylaws, the members of the Board of Directors shall be entitled to reasonable fees, salaries or other compensation for their services, as determined from time to time by the Board of Directors, and to reimbursement for their expenses as such members. Nothing herein contained shall preclude any director from serving the Corporation or its subsidiaries or affiliates in any other capacity and receiving compensation therefor.

     Any director may be removed for cause by the vote of the holders of a majority of the stock then entitled to vote or by the vote of a majority of the total number of directors authorized by the Board of Directors for election at the preceding annual meeting of the stockholders.

     SIXTH. No holder of stock of the Corporation shall be entitled as of right to purchase or subscribe for any part of the unissued stock of the Corporation, or any stock of the Corporation to be issued by reason of any increase of the authorized capital stock of the Corporation, or bonds, certificates of indebtedness, debentures or other securities convertible into stock of the Corporation, or any stock of the Corporation purchased or otherwise acquired by the Corporation.

     SEVENTH. No contract or transaction between this Corporation and one or more of its directors and officers, or between this Corporation and any other corporation, partnership, association, or other organization in which one or more of the directors or officers of this Corporation are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

          (a)  The material facts as to his interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by a vote sufficient for such purpose without counting the vote of the interested director or directors; or

          (b)  The material facts as to his interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

          (c)  The contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders.

      Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

     EIGHTH. The affirmative vote or consent of the holders of at least 66 2/3% of all the outstanding shares of stock of the Corporation of each class entitled to vote in elections of directors (considered for the purposes of this Article EIGHTH as one class) shall be required (a) for a merger or consolidation with or into any other corporation, or (b) for any sale, lease or exchange of all or substantially all of the property and assets of the Corporation to any other corporation, person or other entity. Such affirmative vote or consent shall be in addition to the vote or consent of the holders of the stock of the Corporation otherwise required by law. The provisions of this Article EIGHTH shall not apply in the case of any transaction described above with another corporation of which at least 51% of the outstanding shares of each class of voting stock is owned by this Corporation. Notwithstanding any other provision of this Restated Certificate of Incorporation or the Bylaws of the Corporation (and in addition to any other vote that may be required by law, this Restated Certificate of Incorporation or the Bylaws of the Corporation), the affirmative vote of the holders of at least 66 2/3% of all the outstanding shares of stock of the Corporation of each class entitled to vote in elections of directors (considered for this purpose as one class) shall be required to amend, alter, change or repeal this Article EIGHTH of the Restated Certificate of Incorporation of the Corporation.

     NINTH. Any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in writing of such holders. At any annual meeting or special meeting of stockholders of the Corporation, only such business shall be conducted as shall have been brought before such meeting in the manner provided by the Bylaws of the Corporation. Notwithstanding any other provision of this Restated Certificate of Incorporation or the By-laws of the Corporation (and in addition to any other vote that may be required by law, this Restated Certificate of Incorporation or the Bylaws of the Corporation), the affirmative vote of the holders of at least 66 2/3% of all the outstanding shares of stock of the Corporation of each class entitled to vote in elections of directors (considered for this purpose as one class) shall be required to amend, alter, change or repeal this Article NINTH of the Restated Certificate of Incorporation of the Corporation.

     TENTH. Special meetings of the stockholders of the Corporation, for any purpose or purposes, may be called at any time by a majority of the whole Board of Directors, the chairman of the Board of Directors or the president of the Corporation and shall be called by the president or the secretary of the Corporation upon the written request of the holders of 66 2/3% or more of all the outstanding shares of stock of the corporation of each class entitled to vote in elections of directors (considered for purposes of this Article TENTH as one class) as of the date of such request. Notwithstanding any other provision of this Restated Certificate of Incorporation or by Bylaws of the Corporation (and in addition to any other vote that may be required by law, this Restated Certificate of Incorporation or the Bylaws of the Corporation), the affirmative vote of the holders of at least 66 2/3% of all the outstanding shares of stock of the Corporation of each class entitled to vote in elections of directors (considered for this purpose as one class) shall be required to amend, alter, change or repeal this Article TENTH of the Restated Certificate of Incorporation.

     ELEVENTH.  1.  ELIMINATION OF CERTAIN LIABILITY OF DIRECTORS. A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

     3.     INDEMNIFICATION AND INSURANCE.

     (1)  The Corporation shall indemnify its directors and officers to the fullest extent authorized or permitted by the Delaware General Corporation Law, as the same exists or may hereafter be amended, and such right to indemnification shall continue as to a person who has ceased to be a director or officer of the Corporation and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except for proceedings to enforce rights to indemnification, the Corporation shall not be obligated to indemnify any director or officer (or his or her heirs, executors or administrators) in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section 2(a) shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending or otherwise participating in any proceeding in advance of its final disposition.

     The Corporation shall have the express authority to enter into such agreements as the Board of Directors deems appropriate for the indemnification of directors and officers of the Corporation. Such agreements may contain provisions relating to, among other things, the advancement of expenses, a person's right to bring suit against the Corporation to enforce his or her right to indemnification, the establishment of a trust to assure the availability of funds to satisfy the Corporation's indemnification obligations to such person and other matters as the Board of Directors deems appropriate or advisable.

     The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation who are not directors or officers similar to those conferred in this Section 2(a) to directors and officers of the Corporation.

     (2)  The rights to indemnification and to the advancement of expenses conferred in Section 2(a) shall not be exclusive of any other right which any person may have or hereafter acquire under this Restated Certificate of Incorporation, the Bylaws of the Corporation, any statute, agreement, vote of stockholders or disinterested directors or otherwise.

     (3)  The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

     4.  REPEAL OR MODIFICATION. Any repeal or modification of this Article ELEVENTH by the stockholders of the Corporation shall not adversely affect any right or protection of a director or officer of the Corporation existing pursuant to this Article ELEVENTH at the time of such repeal or modification.

     TWELFTH.  NUMBER OF DIRECTORS. The Board of Directors shall consist of not less than three (3) nor more than eleven (11), the exact number to be set as provided herein. Until increased or decreased as provided herein, the Board of Directors shall consist of nine (9) members. The Board of Directors is authorized to increase or decrease the size of the Board of Directors (within the range specified above) at any time by the affirmative vote of two-thirds of the directors then in office. Notwithstanding any other provision of this Restated Certificate of Incorporation or the Bylaws of the Corporation (and in addition to any other vote that may be required by law, this Restated Certificate of Incorporation or the Bylaws of the Corporation), the affirmative vote of the holders of at least 66 2/3% of all the outstanding shares of stock of the Corporation of each class entitled to vote in elections of directors (considered for this purpose as one class) shall be required to amend, alter, change or repeal this Article TWELFTH of the Restated Certificate of Incorporation of the Corporation.

     THIRTEENTH.  CLASSIFIED BOARD.

     (1)  The Board of Directors shall be divided into three classes:  Class I Directors, Class II Directors and Class III Directors. Each class of directors shall be nearly equal in number of directors as possible. Each director shall serve for a term ending at the third annual shareholders' meeting following the annual meeting at which such director was elected; provided, however, that the directors first elected as Class I Directors shall serve for term ending at the annual meeting to be held in the year following the first election of directors by classes, the directors first elected as Class II Directors shall serve for a term ending at the annual meeting to be held in the second year following the first election of directors by classes and the directors first elected as Class III Directors shall serve for a term ending at the annual meeting to be held in the third year following the first election of directors by classes. Notwithstanding the foregoing, each director shall serve until his or her successor shall have been elected and qualified or until his or her earlier death, resignation or removal. Unless otherwise required by applicable law, at each succeeding annual meeting of the shareholders' of the Corporation, the successors of the class of Directors whose term expires at that meeting shall be elected by a plurality vote of all votes cast at such meeting.

     (2)  At each annual election, the directors chosen to succeed those whose terms then expire shall be identified as being of the same class as the directors they succeed, unless, by reason of any intervening changes in the authorized number of directors, the Board of Directors shall designate one or more directorships whose term then expire as directorships of another class in order more nearly to achieve equality in the number of directors among the classes. When the Board of Directors fills a vacancy resulting from the death, resignation or removal of a director, the director chosen to fill that vacancy shall be of the same class as the director he or she succeeds, unless, by reason of any previous changes in the authorized number of directors, the Board of Directors shall designate the vacant directorship as a directorship of another class in order more nearly to achieve equality in the number of directors among the classes. The terms of any director elected by the Board of Directors to fill a vacancy will expire at the next shareholders meeting at which directors are elected, despite the class such director has been elected to fill.

     (3)  Notwithstanding the rule that the three classes shall be as nearly equal in number of directors as possible, upon any change in the authorized number of directors, each director then continuing to serve as such will nevertheless continue as a director of the class of which he or she is a member, until the expiration of his or her current term or his or her earlier death, resignation or removal.

     (4)  Newly created directorships resulting from any increase in the number of directors and any vacancies on the Board of Directors resulting from death, resignation, removal or other cause shall be filled by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

     (5)  Notwithstanding any other provision of this Restated Certificate of Incorporation or the Bylaws of the Corporation (and in addition to any other vote that may be required by law, this Restated Certificate of Incorporation or the By-laws of the Corporation), the affirmative vote of the holders of at least 66 2/3% of all the outstanding shares of stock of the Corporation of each class entitled to vote in elections of directors (considered for this purpose as one class) shall be required to amend, alter, change or repeal this Article THIRTEENTH of the Restated Certificate of Incorporation of the Corporation.

     IN WITNESS WHEREOF, said WM. WRIGLEY JR. COMPANY has caused this certificate to be signed by its duly authorized officers this 5th day of March, 2002.

By:	/s/ Howard Malovany
Howard Malovany Vice President, Secretary and General Counsel

EXHIBIT A

CERTIFICATE OF DESIGNATION, PREFERENCES AND
RIGHTS OF SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

of

WM. WRIGLEY JR. COMPANY

     Section 1.  Designation and Amount. The shares of such series shall be designated as "Series A Junior Participating Preferred Stock" and the number of shares constituting such series shall be one million (1,000,000).

     Section 2.  Dividends and Distributions.

     (1)  Subject to the prior and superior rights of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series A Junior Participating Preferred Stock with respect to dividends, the holders of shares of Series A Junior Participating Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the same date as the Company pays quarterly dividends on the Common Stock (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Junior Participating Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $10.00 or (b) subject to the provision for adjustment hereinafter set forth, 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, no par value per share, of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Junior Participating Preferred Stock. In the event the Corporation shall at any time after June 6, 2001 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Junior Participating Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (2)  The Corporation shall declare a dividend or distribution on the Series A Junior Participating Preferred Stock as provided in Paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $10.00 per share on the Series A Junior Participating Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (3)  Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Junior Participating Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Junior Participating Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Junior Participating Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Junior Participating Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Junior Participating Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.

     Section 3.  Voting Rights. The holders of shares of Series A Junior Participating Preferred Stock shall have the following voting rights:

     (1)  Subject to the provision for adjustment hereinafter set forth, each share of Series A Junior Participating Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of shares of Series A Junior Participating Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (2)  Except as otherwise provided herein or by law, the holders of shares of Series A Junior Participating Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

          (1) (i) If at any time dividends on any Series A Junior Participating Preferred Stock shall be in arrears in an amount equal to six (6) quarterly dividends thereon, the occurrence of such contingency shall mark the beginning of a period (herein called a "default period") which shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all shares of Series A Junior Participating Preferred Stock then outstanding shall have been declared and paid or set apart for payment. During each default period, all holders of Preferred Stock (including holders of the Series A Junior Participating Preferred Stock) with dividends in arrears in an amount equal to six (6) quarterly dividends thereon, voting as a class, irrespective of series, shall have the right to elect two (2) directors.

          (2)  During any default period, such voting right of the holders of Series A Junior Participating Preferred Stock may be exercised initially at a special meeting called pursuant to subparagraph (iii) of this Section 3(C) or at any annual meeting of stockholders, and thereafter at annual meetings of stockholders, provided that neither such voting right nor the right of the holders of any other series of Preferred Stock, if any, to increase, in certain cases, the authorized number of directors shall be exercised unless the holders of ten percent (10%) in number of shares of Preferred Stock outstanding shall be present in person or by proxy. The absence of a quorum of the holders of Common Stock shall not affect the exercise by the holders of Preferred Stock of such voting right. At any meeting at which the holders of Preferred Stock shall exercise such voting right initially during an existing default period, they shall have the right, voting as a class, to elect directors to fill such vacancies, if any, in the Board of Directors as may then exist up to two (2) directors or, if such right is exercised at an annual meeting, to elect two (2) directors. If the number which may be so elected at any special meeting does not amount to the required number, the holders of the Preferred Stock shall have the right to make such increase in the number of directors as shall be necessary to permit the election by them of the required number. After the holders of the Preferred Stock shall have exercised their right to elect directors in any default period and during the continuance of such period, the number of directors shall not be increased or decreased except by vote of the holders of Preferred Stock as herein provided or pursuant to the rights of any equity securities ranking senior to or pari passu with the Series A Junior Participating Preferred Stock.

          (3)  Unless the holders of Preferred Stock shall, during an existing default period, have previously exercised their right to elect directors, the Board of Directors may order, or any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Stock outstanding, irrespective of series, may request, the calling of a special meeting of the holders of Preferred Stock, which meeting shall thereupon be called by the President, a Vice-President or the Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Preferred Stock are entitled to vote pursuant to this Paragraph (C)(iii) shall be given to each holder of record of Preferred Stock by mailing a copy of such notice to him at his last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than 20 days and not later than 60 days after such order or request or in default of the calling of such meeting within 60 days after such order or request, such meeting may be called on similar notice by any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Stock outstanding. Notwithstanding the provisions of this Paragraph (C)(iii), no such special meeting shall be called during the period within 60 days immediately preceding the date fixed for the next annual meeting of the stockholders.

          (4)  In any default period, the holders of Common Stock, and other classes of stock of the Corporation if applicable, shall continue to be entitled to elect the whole number of directors until the holders of Preferred Stock shall have exercised their right to elect two (2) directors voting as a class, after the exercise of which right (x) the directors so elected by the holders of Preferred Stock shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and (y) any vacancy in the Board of Directors may (except as provided in Paragraph (C)(ii) of this Section 3) be filled by vote of a majority of the remaining directors theretofore elected by the holders of the class of stock which elected the director whose office shall have become vacant. References in this Paragraph (C) to directors elected by the holders of a particular class of stock shall include directors elected by such directors to fill vacancies as provided in clause (y) of the foregoing sentence.

          (5)  Immediately upon the expiration of a default period, (x) the right of the holders of Preferred Stock as a class to elect directors shall cease, (y) the term of any directors elected by the holders of Preferred Stock as a class shall terminate, and (z) the number of directors shall be such number as may be provided for in the certificate of incorporation or by-laws irrespective of any increase made pursuant to the provisions of Paragraph (C)(ii) of this Section 3 (such number being subject, however, to change thereafter in any manner provided by law or in the certificate of incorporation or by-laws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled by a majority of the remaining directors.

     (3)  Except as set forth herein, holders of Series A Junior Participating Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

     Section 4.  Certain Restrictions.

          (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Junior Participating Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Junior Participating Preferred Stock outstanding shall have been paid in full, the Corporation shall not

          (1)  declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock;

          (2)  declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Junior Participating Preferred Stock, except dividends paid ratably on the Series A Junior Participating Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

          (3)  redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Junior Participating Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Junior Participating Preferred Stock; or

          (4)  purchase or otherwise acquire for consideration any shares of Series A Junior Participating Preferred Stock, or any shares of stock ranking on a parity with the Series A Junior Participating Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

     (1)  The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under Paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

     Section 5.  Reacquired Shares. Any shares of Series A Junior Participating Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

     Section 6.  Liquidation, Dissolution or Winding Up. (A) Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Series A Junior Participating Preferred Stock shall have received an amount equal to $1,000 per share of Series A Participating Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 1,000 (as appropriately adjusted as set forth in subparagraph (C) below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Junior Participating Preferred Stock and Common Stock, respectively, holders of Series A Junior Participating Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

     (1)  In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of preferred stock, if any, which rank on a parity with the Series A Junior Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

     (2)  In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 7.  Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Junior Participating Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Junior Participating Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 8.  No Redemption. The shares of Series A Junior Participating Preferred Stock shall not be redeemable.

     Section 9.  Ranking.  The series A Junior Participating Preferred Stock shall rank junior to all other series of the Corporation's Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

     Section 10.  Amendment. At any time when any shares of Series A Junior Participating Preferred Stock are outstanding, neither the Restated Certificate of Incorporation, as amended, of the Corporation nor this Certificate of Designation shall be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Junior Participating Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority or more of the outstanding shares of Series A Junior Participating Preferred Stock, voting separately as a class.

     Section 11.  Fractional Shares. Series A Junior Participating Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Junior Participating Preferred Stock.

Exhibit 3 (ii)

BYLAWS
of the
WM. WRIGLEY JR. COMPANY

(A Delaware Corporation)

Amended and Restated as of March 5, 2002

ARTICLE I

Offices

          Section 1.1.  Principal Office. The principal office of the corporation shall be in the city of Wilmington, County of New Castle, State of Delaware.

          Section 1.2.  Other Offices. The corporation may also have other offices, either within or without the State of Delaware, and either within or without the territorial limits of the United States, as the board of directors or the officers may from time to time determine.

ARTICLE II

Stockholders' Meetings

           Section 1.3.  Place of Meetings. All meetings of the stockholders shall be held at the place, within or without the State of Delaware, as the board of directors may from time to time determine.

           Section 1.4.  Annual Meeting. The annual meeting of stockholders shall be held on such date and at such time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which meeting the stockholders shall elect one of the three classes of the board of directors in the manner set forth in Article THIRTEENTH of the Second Restated Certificate of Incorporation, and transact such other business as may be required by statute or these bylaws or as may otherwise be properly brought before the meeting. The annual meeting may be adjourned from time to time without notice, other than announcement at the meeting, until its business is completed. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the date, hour, and place of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

          Section 1.5.  Special Meetings. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the persons specified in Article TENTH of the Second Restated Certificate of Incorporation. The notice of such meeting shall state the purpose or purposes of the proposed meeting. Special meetings of the stockholders shall be held at the date, hour, and place stated in the notice of the meeting and may be adjourned from time to time without notice as set forth in these bylaws. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the date, hour, and place of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

          Section 1.6.  Notice of Meetings. Written notice stating the date, hour, and place of any meeting of the stockholders and, in the case of a special meeting, the purpose or purposes of the meeting, shall be delivered to each stockholder of record entitled to notice of and to vote at such meeting, not less than ten (10) nor more than sixty (60) days before the date of the meeting.

          Section 1.7.  Business at Special Meetings. Business transacted at all special meetings of the stockholders shall be confined to the purposes stated in the notice of meeting.

          Section 1.8.  Stockholder List. At least ten days before every meeting of the stockholders, a complete listing of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder so entitled and the number of shares of each class of voting stock registered in the name of each stockholder, shall be prepared by the secretary. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

          Section 1.9.  Presiding Officer. The chairman of the board of directors, if any, shall preside at all meetings of the stockholders. In the event the office of chairman of the board is vacant, or in the event the chairman is absent or is unable or declines to preside at any such meeting, the chief executive officer shall preside; provided, that in the event the office of chief executive officer is vacant, or in the event the chief executive officer is absent or is unable or declines to preside, an officer of the corporation may be empowered by the chief executive officer to preside; provided further, that in the event an officer of the corporation empowered by the chief executive officer is absent or is unable or declines to preside, the other officers, in the order of seniority designated for such purpose by the board of directors from time to time, shall preside, or if no such designation has been made by the board of directors, the other officers in the order elected at the most recent annual election of officers, shall preside.

          Section 1.10.  Quorum. Except as otherwise required by law, the Second Restated Certificate of Incorporation or these bylaws, the holders of a majority of the votes entitled to be cast represented by the shares of stock outstanding and entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. A quorum, once established, shall not be broken by the withdrawal of enough votes to leave less than a quorum. If, however, a quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, or as otherwise provided in these bylaws, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the date, hour, and place of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

          Section 1.11.  Voting. When a quorum is present at any meeting, and except as otherwise required by law, the Second Restated Certificate of Incorporation or these bylaws, the affirmative vote of the holders of a majority of the total number of votes entitled to be cast represented in person or by proxy, voting as a single class, shall decide any question properly brought before such meeting. The board of directors, in its discretion, or the officer of the corporation presiding at a meeting of stockholders, in his or her discretion, may require that any votes cast at such meeting shall be cast by written ballot.

          Section 1.12.  Proxies. Any stockholder entitled to vote shall be entitled to vote in person, or by his or her proxy appointed by an instrument in writing signed by such stockholder or by his or her authorized attorney-in-fact, delivered to the secretary of the corporation prior to any such vote. The proxy shall be dated not more than three years prior to said meeting, unless said instrument provides for a longer period.

          Section 1.13.  Nature of Business at Meetings of Stockholders. No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement) given by or at the direction of the board of directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the board of directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 2.11 and on the record date for the determination of stockholders entitled to notice of and to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section 2.11.

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

          To be in proper form, a stockholder's notice to the secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such stockholder, (iii) the class or series and number of shares of capital stock of the corporation which are owned beneficially or of record by such stockholder, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder in such business and (v) a representation that such No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this Section 2.11, provided, however, that, once business has been properly brought before the annual meeting in accordance with this procedure, nothing in this Section 2.11 shall be deemed to preclude discussion by any stockholder of any such business. If the chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

         Section 1.14.  Conduct of Meetings. The board of directors or the chairman of any meeting of stockholders shall have the right and authority to prescribe such rules, regulations and procedures and, in the case of the chairman of the meeting to do all such acts as are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the board of directors or prescribed by the chairman of the meeting, may include, without limitation: (a) the setting of the business of the meeting and the establishment of an agenda or order of business for the meeting; (b) rules and procedures for maintaining order at the meeting and the safety of those present; (c) limitations on attendance at or participation in the meeting to the stockholders of record of the corporation, their duly authorized and constituted proxies or such other persons as the chairman shall permit; (d) restrictions on entry to the meeting after the time fixed for the commencement thereof; (e) not requiring motions or seconding of motions and deeming directors nominated, or proposals made, by or under the authority of the board of directors to be properly before the meeting without further action; and (f) limitations and restrictions as to the content of and the time allotted, if any, to questions or comments by participants. Meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedures.

          Section 1.15.  Stock Ledger. The stock ledger of the corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the stockholders list required by applicable law or the books of the corporation, or to vote in person or by proxy at any meeting of stockholders.

          Section 1.16.   Inspectors of Election. In advance of or at any meeting of stockholders, the board of directors by resolution or the chairman of the board, the president or chief executive officer shall appoint one or more inspectors of election to act at the meeting and make a written report thereof. One or more persons may be designated as alternate inspectors to replace any inspector who fails to act. If no inspector or alternative is present, ready and willing to act at a meeting of stockholders, the chairman of the meeting shall appoint one or more inspectors to act at the meeting. Unless otherwise required by law, inspectors may be officers, employees or agents of the corporation. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector shall have the duties prescribed by law and shall take charge of the polls and, when the vote is completed, shall make a certificate of the result of the vote taken and of such other facts as may be required by law.

ARTICLE III

Directors

          Section 1.17.  Management of the Corporation. The property and business of the corporation shall be managed by its board of directors. The board may exercise all powers of the corporation and do all lawful acts and things except those which, by applicable law, or by the Second Restated Certificate of Incorporation, or these bylaws, are directed or required to be exercised or done by the stockholders.

          Section 1.18.  Number. The board of directors shall consist of such number as determined from time to time in the manner set forth in Article TWELFTH of the Second Restated Certificate of Incorporation. Directors need not be stockholders.

          Section 1.19.  Nomination of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the corporation, except as may be otherwise provided in the certificate of incorporation. Nominations of persons for election to the board of directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (a) by or at the direction of the board of directors (or any duly authorized committee of the board) or (b) by any stockholder of the corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 3.3 and on the record date for the determination of stockholders entitled to notice of and to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section 3.3.

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

          No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this Section 3.3. If the chairman of the meeting determines that a nomination was not made in accordance with the foregoing procedures, the chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

          Section 1.20.  Resignations. Any director of the corporation may resign at any time, by giving written notice to the chairman of the board of directors, if any, or to the chief executive officer, the president or the secretary of the corporation. Such resignation shall take effect at the time specified in the notice or, if no time is specified, immediately. Unless otherwise specified in such notice, the acceptance of such resignation shall not be necessary to make it effective.

          Section 1.21. Meeting. The first meeting of each newly elected board of directors shall be held as soon as practicable after the adjournment of the annual meeting of stockholders. If such meeting is held immediately after the adjournment of the annual meeting of stockholders, the newly elected directors need not be notified of such meeting; otherwise, notice of the date, hour, and place of such meeting shall be given to each director. Additional meetings of the board of directors may be called by the chairman of the board of directors, if any, the chief executive officer or by two or more directors and may be held on any date, at any time and at any place designated in the notice of the meeting duly prepared and delivered to each director by the secretary or an assistant secretary or by the officer or one or more of the directors calling the meeting.

          Section 1.22.  Notice. Notice of additional meetings of the board of directors, or of the first meeting of each newly elected board of directors if it is not held immediately after the adjournment of the annual meeting of the stockholders, shall be given to each director at least forty-eight hours before the meeting if by mail, at least twenty-four hours before the meeting if given in person or by telephone or telegraph, facsimile or other electronic means or such shorter notice as the person or persons calling such meeting may deem necessary or appropriate under the circumstances. Notice of a meeting need not specify the purpose of the meeting, except in the case of a proposed amendment or repeal of any provision of the by-laws.

          Section 1.23.  Quorum. At all meetings of the board of directors, a majority of the directors then holding office, but not less than two, shall constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute, the Second Restated Certificate of Incorporation or these bylaws. If a quorum shall not be present at any meeting of directors, the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

          Section 1.24.  Presiding Officer. The chairman of the board of directors shall preside at all meetings of the directors. In the event the office of chairman of the board is vacant, or in the event the chairman is absent or is unable or declines to preside at any such meeting, the chief executive officer shall preside. If the office of chief executive officer is vacant, or in the event the chief executive officer is absent or is unable or declines to preside, a director may be empowered by the chief executive officer to preside In the event that such director is absent or is unable or declines to preside or no such director has been so empowered, the presiding officer at any such meeting shall be any director designated by the vote of a majority of the directors present at such meeting.

          Section 1.25.  Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors at which action is taken on any matter shall be conclusively presumed to have assented to the action taken, unless such director's dissent shall be entered in the minutes of the meeting or unless such director shall file a written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

          Section 1.26.  Meetings by Means of Conference Telephone. Unless otherwise provided by the Second Restated Certificate of Incorporation or these bylaws, members of the board of directors or any committee designated by such board may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment so long as all persons participating in the meeting can hear each other. Such participation shall constitute presence in person at such meeting.

          Section 1.27.  Action Without Meeting. Unless otherwise provided by the Second Restated Certificate of Incorporation or these bylaws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof, may be taken without a meeting, if a written consent thereto is signed by all members of the board or committee, as the case may be, and such written consent is filed with the minutes of the proceedings of such board or committee.

          Section 1.28.  Committees of Directors. Unless otherwise specifically provided by the Second Restated Certificate of Incorporation or these bylaws, the board of directors may, by resolution passed by a majority of the whole board, designate one or more committees and the composition thereof, and from time to time shall name the chairman thereof. Each committee shall consist of no less than two directors. The duties and functions of all committees shall be established from time to time by resolution passed by a majority of the whole board of directors. At all meetings of each committee, a majority of the members thereof, but not less than two, shall constitute a quorum for the transaction of business. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution establishing the committee, unless otherwise provided by law, the Second Restated Certificate of Incorporation or these bylaws, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution of the board of directors. Each committee shall keep regular minutes of its meetings and deliver them to the board of directors as the latter may require. The chief executive officer may, at the pleasure of the board, attend the meetings of each committee as a non-voting advisory participant.

          Section 1.29.  Composition of the Board of Directors and Nominating and Audit Committees. So long as any shares of Class B Common Stock remain outstanding, the Nominating Committee shall not recommend to the board of directors any individual or individuals for election to the board of directors or for appointment to the Audit Committee, and the board of directors shall not nominate, elect or appoint any such individual or individuals, if, after such election or appointment, a majority of the members of the board of directors shall not consist of "independent directors" (as defined below) or the composition of the members of the Audit Committee shall not conform to the rules and regulations of the New York Stock Exchange then in effect. So long as any shares of Class B Common Stock remain outstanding, the "independent directors" of the Board of Directors shall, from time to time, name the members of the Nominating Committee which shall consist only of "independent directors." The chairman of the Nominating Committee shall be selected from time to time by the members of the Nominating Committee.

          For purposes of determining an "independent director" eligible for membership on the board of directors or the Nominating Committee, an "independent director" is a director who is not:

                    (1)  William Wrigley or his spouse, (b) a lineal descendant of a great grandparent of William Wrigley or a spouse of any such lineal descendant, (c) at the time of determination, and was not at any time within the 3 year preceding such time, an officer or employee of the corporation or of any of its affiliates or subsidiaries, (d) the beneficial holder of more than 5% of the total number of shares of Common Stock and Class B Common Stock then outstanding, (e) a director, officer, employee or partner of any person or entity holding more than 5% of the total number of shares of Common Stock and Class B Common Stock then outstanding, (f) an owner, officer, partner or employee of a firm supplying banking, investment banking, legal or accounting services to the corporation or of a firm supplying any other services to the corporation other than services on an occasional and minimal basis or (g) an owner, officer, partner or employee of a purveyor of products to the corporation which amount to more than 1% of the annual sales of such purveyor of products. For purposes of clauses (f) and (g) a person should not be deemed an "owner" of another entity unless such person directly or indirectly owns 1% or more of the outstanding equity of such entity.

          Section 1.30.  Compensation of Directors. As determined from time to time by the board of directors, the corporation may compensate each director, in a manner determined by resolution of the board, for his or her services, as a member of the board or any committee, including expenses of attendance at such meetings. Nothing contained herein shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

ARTICLE IV

Notices

          Section 1..31.  Manner of Notice. Whenever written notice is required by law, the Second Restated Certificate of Incorporation or these bylaws, to be given to any director or stockholder, such notice may be given in by mail, addressed to such director or stockholder, at such person's address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, facsimile, telex or cable.

          Section 1.32.  Waiver of Notice. When notice is required to be given by law, the Second Restated Certificate of Incorporation, or these bylaws, a written waiver thereof, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent thereto. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except where the person attends the meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any meeting need be specified in any waiver of notice.

ARTICLE V

Officers

          Section 1.33.  Election and Appointment of Officers. The board of directors at its first meeting after the annual meeting of stockholders, or as soon as practicable thereafter, may elect a chairman of the board of directors and shall elect a chief executive officer, a president, a secretary, a treasurer, a controller and such other officers as the business of the corporation may require, including any other officers with or without a special designation relating to their duties. The board of directors or the chief executive officer may at any time or times appoint other officers, with or without a special designation relating to their duties, as the business of the corporation may require. Any officers so elected or appointed shall hold such office for such time as shall be determined by the board of directors or the chief executive officer, as the case may be. Two or more offices may be held by the same person except the office of treasurer and controller. The chairman of the board, if any, and the president shall be elected from among the directors. None of the other officers need be a director.

          Section 1.34.  Duties and Powers of Officers. Subject to law, the Second Restated Certificate of Incorporation or these bylaws, each elected and appointed officer shall have such duties and powers as may be prescribed by these bylaws or, in the absence thereof, as may be prescribed by the board of directors or by the chief executive officer from time to time. The authority to vote or delegate others to vote the shares of stock owned by the corporation in its various subsidiaries at their respective meetings of stockholders shall be vested in the chairman of the board, if any, the chief executive officer, the president, any executive vice president, any senior vice president, the chief financial officer, the vice president-corporate affairs, the controller, the treasurer, the secretary, or any of them.

          Section 1.35.  Removal and Resignations. Any officer may be removed at any time, with or without cause, by majority vote at any meeting of the board of directors at which a quorum is present. Any person holding an appointive office may also be removed at any time, with or without cause, by the chief executive officer. Any officer may resign at any time by giving written notice to the board of directors or the chief executive officer.

          Section 1.36.  Vacancies. Any vacancy occurring in any elective or appointive office of the corporation for any reason may be filled by the board of directors or the chief executive officer for the unexpired portion of the term thereof.

          Section 1.37.  Chairman of the Board of Directors. The chairman of the board of directors may preside at all meetings of the stockholders and directors; he or she shall act in a general advisory capacity in connection with the business and affairs of the corporation; and he or she shall perform such other duties as may be prescribed from time to time by the board of directors.

          Section 1.38.  Chief Executive Officer. The chief executive officer of the corporation shall have general supervision, direction, and control of the day-to-day affairs, and the officers of the corporation, subject to the authority of the board of directors and shall ensure that all orders and resolutions of the board of directors are carried into effect and shall perform such other duties as may be prescribed from time to time by the board of directors.

          Section 1.39.  President. The president may be the chief operating officer of the corporation. In the event the offices of chief executive officer and president are not held by the same person, the president shall assist and report directly to the chief executive officer, and shall perform such other duties as shall be prescribed from time to time by the board of directors or the chief executive officer.

          Section 1.40.  Secretary. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and, unless someone else is otherwise designated by the presiding officer of the meeting of stockholders, shall record all votes and the minutes of all proceedings. As required, the secretary, or an assistant secretary, shall perform like duties for committees of the board. The secretary shall give, or cause to be given, notice of all meetings of the stockholders and of the board of directors, and the secretary or the assistant secretary, if there be one, shall give, or cause to be given, notice of all meetings of the committees of the board, and each shall perform such other duties as may be prescribed by the board of directors or the chief executive officer, under whose supervision such office shall be. The secretary shall keep in safe custody the seal of the corporation and, when authorized by the board, or any committee thereof, the chairman of the board, the chief executive officer or such other officers as may be designated from time to time by the board of directors or the chief executive officer, shall affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of an assistant secretary, if there shall be one. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by the signature of such officer. The secretary shall perform such other duties as may be prescribed from time to time by the chief executive officer or the board of directors.

          Section 1.41.  Treasurer. The treasurer shall have custody of and shall keep an account of all monies, funds, and property of the corporation; and shall render such accounts and present such statements to the board of directors or the chief executive officer as they may require. The treasurer shall deposit all funds of the corporation in such banks or other depositories as the board of directors may from time to time designate; provided, however, that the board of directors may, by resolution, delegate to the chief executive officer and any other officers of the corporation the authority to designate banks and other financial institutions for the funds of the corporation; shall keep all bank accounts in the name of the corporation; shall endorse or shall cause to be endorsed, for collection the bills, notes, checks, and other negotiable instruments received by the corporation; shall sign, or shall cause to be signed, all bills, notes, checks, and other negotiable instruments of the corporation; shall pay out, or shall cause to be paid out, of money as the business of the corporation may require, taking proper vouchers therefor; provided, however, that the board of directors shall have the power, by resolution, to delegate any of the duties of the treasurer to any other officer and to provide for the signing of bills, notes, checks, vouchers, or other instruments by other officers or employees.

          Section 1.42.  Controller. The controller shall be the chief accounting officer of the corporation; shall have charge and control of the books and accounts and the internal accounting system of the corporation; and shall render such reports to the board of directors and the chief executive officer as they may require. The controller shall not be an authorized signer of any check, note, or other instrument transferring funds of the corporation or borrowing any money in its name. The controller shall perform such other duties as may be prescribed from time to time by the chief executive officer or the board of directors.

          Section 1.43.  Salaries. All remuneration of the chairman of the board, if any, the chief executive officer and the president shall be established by the board of directors or the Compensation Committee of the board of directors. The remuneration of all other officers, whether elected or appointed, shall be established by the chief executive officer.

          Section 1.44.  Succession of Officers. In the event that the office of chief executive officer is vacant, or in the event the chief executive officer is absent or unable to act, the officers, in the order of succession as may be designated for such purpose by the board of directors from time to time, shall, except as otherwise specifically provided for in these bylaws in the case of presiding at meetings of directors and stockholders, perform the duties and exercise the powers of the chief executive officer. If the board of directors shall not have made such a designation, the officers, in the order of succession as may be designated for such purpose by the chief executive officer from time to time, shall, except as otherwise specifically provided for in these bylaws, perform the duties and exercise the powers of the chief executive officer. If the board of directors or the chief executive officer shall not have made such designation, the elected officers, if any, in the order elected at the most recent annual election of officers, shall perform such duties and exercise such powers. In the event there are no elected officers, or they are absent or unable or decline to act, the appointed officers, in the order appointed at the most recent election of officers, shall perform such duties and exercise such powers.

ARTICLE VI

Voting Power, Contracts and Checks

          Section 1.45.  Voting of Stock Owned by the Corporation. The chairman of the board of directors, if any, the chief executive officer, or any other officers as may be specifically designated by the board of directors, or by the chief executive officer, shall have full power and authority to attend any meeting of stockholders of any corporation in which the corporation may own stock, and shall possess and may exercise on behalf of the corporation any and all rights and powers incident to the ownership of said stock, including the power to vote said stock, and to sign any proxy or power of attorney authorizing the person named therein to do so.

          Section 1.46.  Signing of Contracts. The chairman of the board of directors, if any, the chief executive officer, or any other officers as may be specifically designated by the board of directors or by the chief executive officer shall execute and deliver on behalf of the corporation any contract, deed, lease, or other instrument required in the usual course of its business, except where required or permitted by law to be otherwise signed and executed, and except where the signing and execution thereof shall be expressly delegated by the board of directors or the chief executive officer to an agent of the corporation.

          Section 1.47.  Checks. Checks, demands for money, notes, or other evidences of indebtedness of the corporation shall be signed by the treasurer or such officer or officers (other than the controller or divisional or unit controllers) or such other person or persons as the board of directors or the chief executive officer may from time to time designate. The facsimile signature of the corporation's name may be used to sign such instruments in lieu of the signatures of such officers or persons, and the signatures of officers or other persons authorized to sign such instruments may be facsimiles.

ARTICLE VII

Certificates of Stock

          Section 1.48.  Certificates of Stock. If certificates of stock of the corporation are issued as evidence of the ownership thereof, they shall be numbered, which, along with appropriate information to identify ownership, shall be entered in the books of the corporation as they are issued. Each certificate shall exhibit the holder's name and number of shares represented thereby, and shall be signed, which signature may be a facsimile thereof, by the chief executive officer or the president, and the secretary or an assistant secretary or the treasurer or an assistant treasurer. If any stock certificate is countersigned (1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer, transfer agent, or registrar at the date of issue. In the event of the alleged loss or destruction or mutilation of a certificate of stock, a duplicate certificate may be issued in place thereof, upon such terms in conformity with law as the board of directors may prescribe from time to time.

          Section 1.49.  Certificateless Ownership. The corporation is not required to issue stock certificates to evidence the ownership thereof. If no certificates are issued then information sufficient to identify ownership thereof shall be entered in the books of the corporation. The corporation shall issue a stock certificate upon the request of the owner thereof.

          Section 1.50.  Stock Transfers. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and upon the request by the beneficial owner or the owner of record, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and to cancel the old certificate and record the transaction upon its books. Unless specifically requested to issue stock certificates, the corporation may maintain all transfers of ownership only on its records.

ARTICLE VIII

Amendments to Bylaws

          Section 1.51.  Amendments by Stockholders. These bylaws may be amended or repealed, unless otherwise prescribed by law or the Second Restated Certificate of Incorporation, and new bylaws may be adopted, at any annual or special meeting of the stockholders at which a quorum is present by the vote of the stockholders representing a majority of the votes entitled to vote, present in person or represented by proxy, provided notice of the proposed amendment or repeal is contained in the notice of such annual or special meeting, and provided further, that no provision of the bylaws establishing the manner in which the date of such annual meeting is determined shall be amended within sixty days before the date fixed by the board of directors on which the annual meeting of stockholders is to be held that year.

          Section 1.52.  Amendments by Directors. These bylaws may be amended or repealed, unless otherwise prescribed by law or the Second Restated Certificate of Incorporation, and new bylaws may be adopted, by the affirmative vote of a majority of the board of directors at any meeting thereof at which a quorum is present, if notice of the proposed amendment or repeal is contained in the notice of such meeting.

ARTICLE IX

General Provisions

          Section 1.53.  Fiscal Year. The fiscal year of the corporation shall be the calendar year.

          Section 1.54.  The Corporate Seal. The corporate seal shall have inscribed thereon the name of the corporation, and the words "Corporate Seal, Chicago, Illinois." Said seal may be used by causing it or a facsimile thereof to be impressed or axed or otherwise reproduced.

Exhibit 10(g).

WM. WRIGLEY JR. COMPANY AMENDED 1997 MANAGEMENT INCENTIVE PLAN

Effective as of March 5, 2002

I. General

     1.1 Purpose. The purpose of the Wm. Wrigley Jr. Company 1997 Management Incentive Plan (the "Plan") for key employees of the Wm. Wrigley Jr. Company (the "Company") and its subsidiaries is to foster and promote the long-term financial success of the Company and increase stockholder value by:

          (a) attracting and retaining key employees, non-employee directors and other service providers (" key employees") possessing outstanding abilities; and

          (b) motivating key employees by providing the opportunity to participate with the stockholders in the long-term growth and financial success of the Company.

     1.2 Plan. The Committee hereinafter designated, or the Chief Executive Officer of the Company if delegated with the authority pursuant to Section 1.5 hereof with respect to eligible key employees of the Company, its operating units or its subsidiaries in which it owns, directly or indirectly, a majority of the voting stock, may grant to such eligible key employees (the "Participants") stock awards, stock options, stock appreciation rights, performance units, share units, money credits, annual or long-term incentive compensation awards or combinations thereof, on the terms and subject to the conditions stated in the Plan.

     1.3 Limitation on Shares to Be Issued. The maximum number of shares of common stock of the Company, no par value (the "Common Stock"), to be issued pursuant to all grants made under the Plan shall be 20,000,000 shares. Shares awarded pursuant to grants that by reason of the expiration, cancellation or other termination of grants prior to issuance, are not issued, and restricted shares that are forfeited after their issuance, shall again be available for future grants.

     Shares of Common Stock to be issued may be authorized and unissued shares of Common Stock, treasury stock, shares purchased on the open market or a combination thereof.

     1.4 Limitation on Stock Options and Stock Appreciation Rights. During the term of the Plan, no Participant can receive stock options or freestanding stock appreciation rights relating to shares of Common Stock that in the aggregate exceed 15% of the total number of shares of Common Stock authorized pursuant to the Plan, as adjusted pursuant to the terms hereof.

     1.5 Administration of Plan. The Plan and the programs thereunder (the "Programs") shall be administered by a committee of two or more persons selected by the Board of Directors of the Company (the "Board of Directors" or "Board") from its own membership, which shall be the Compensation Committee of the Board of Directors unless another committee of the Board shall be designated by the Board for some or all purposes of the Plan (the "Committee," or the "Compensation Committee"). Solely with respect to administration of the awards granted hereunder that are intended to satisfy the applicable requirements of Section 162(m) (" Section 162 (m)") of the Internal Revenue Code of 1986, as amended (the "Code"), each member of the Committee shall be an "outside director" within the meaning of Section 162 (m), to the extent applicable. Solely with respect to administration of the awards that are intended to satisfy the applicable requirements of Rule 16b-3 (" Rule 16b-3") of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, as then in effect or any successor provision, each member of the Committee shall be a "Non-Employee Director" within the meaning of Rule 16b-3, to the extent applicable.

     The Committee shall, subject to the limitations of the Plan, have full power and discretion to interpret and administer the Plan; to establish selection guidelines; to select eligible persons for participation; and to determine the form of grant, either in the form of money credits, share units, performance units, stock options, stock appreciation rights, stock awards (including restricted stock awards), annual or long-term incentive compensation awards or combinations thereof, the number of shares subject to the grant, the basis on which the fair market value of the

Common Stock is measured, when necessary, the restriction and forfeiture provisions relating to restricted stock awards, the time and conditions of vesting or exercise, the conditions, if any, under which time of vesting or exercise may be accelerated, the conditions, form, time, manner and terms of payment of any award and all other terms and conditions of the grant. In addition, with respect to awards granted under the Plan that are intended to satisfy the applicable provisions of Section 162 (m), the Committee shall have full power and discretion to establish and administer performance goals, establish performance periods and to certify that performance goals have been attained, to the fullest extent required to comply with Section 162(m).

     The Committee may establish rules, regulations and guidelines for the administration of the Plan, and impose, incidental to a grant, conditions with respect to employment or other activities not inconsistent with or conflicting with the Plan. The Committee may, in its discretion, delegate to the Chief Executive Officer of the Company the power and authority with respect to the selection of, and grants to, eligible key employees of the Company, subject to the rules, regulations and guidelines of general application prescribed by the Committee.

     The interpretation by the Committee of the terms and provisions of the Plan and the administration thereof, and all action taken by the Committee, shall be final, binding and conclusive on the Company, its stockholders, all Participants and employees of the Company, and upon their respective beneficiaries, successors and assigns, and upon all other persons claiming under or through any of them. By accepting any benefits under the Plan, each Participant, and each person claiming under or through such Participant, shall be conclusively deemed to have indicated acceptance and ratification of, and consent to, all provisions of the Plan and any action or decision under the Plan by the Company, the Board of Directors or the Committee.

     1.6 Adjustment Provisions. In the event that any recapitalization, or reclassification, split-up or consolidation of shares of Common Stock shall be effective, or the outstanding shares of Common Stock are, in connection with a merger or consolidation of the Company or a sale by the Company of all or a part of its assets, exchanged for a different number or class of shares of stock or other securities of the Company, or for shares of the stock or other securities of any other corporation, or new, different or additional shares of other securities of the Company or of another corporation are received by the holders of Common Stock or any distribution is made to the holders of Common Stock other than a cash dividend, (a) the maximum number and class of shares or other securities that may be issued or transferred under the Plan, (b) the maximum number of shares that may be issued as stock options, stock appreciation rights and restricted stock awards to any Participant during the term of the Plan, and (c)the number of share units, stock awards or the number and class of shares or other securities that are the subject of any grant or the deferral of any grant, shall be equitably adjusted by the Committee under the Plan as the Committee determines will fairly preserve the intended benefits of the Plan to the Participants and the Company, and will fairly accomplish the purposes of the Plan.

     1.7 Purchase of Shares of Common Stock. It is contemplated that the Company, although under no legal obligation to do so, may from time to time purchase shares of Common Stock for the purpose of paying all or any portion of any award payable in or measured by the value of shares of Common Stock, or for the purpose of replacing shares issued or transferred in payment of all or part of an award. All shares so purchased shall, unless and until transferred in payment of an award, be at all times the property of the Company available for any corporate purpose, and no Participant or employee or beneficiary, individually or as a group, shall have any right, title or interest in any shares of Common Stock so purchased.

      1.8 Effective Date and Term of Plan. The Amendment to the MIP shall be effective as of March 5, 2002, pursuant to the approval of the stockholders of the Company at the 2002 Annual Meeting of the Stockholders held on March 5, 2002. The Plan shall retain its original termination date of ten years after it became effective (January 1, 1997) unless terminated prior thereto by action of the Board of Directors of the Company. No further grants shall be made under the Plan after termination, but termination shall not affect the rights of any Participant under any grants made prior to termination.

     1.9 Amendments and Termination. The Plan and Programs may be amended or terminated by the Board of Directors of the Company at any time and in any respect, except that, unless otherwise determined by the Board, no amendment may be made without stockholder approval if, and to the extent that, such approval would be required to comply with any applicable provisions of Section 162 (m) or Rule 16b-3, or any successor to the foregoing.

     Similarly, subject to obtaining the consent of the Participant where required by applicable law, the Committee may alter, amend or modify any award or grant made pursuant to the Plan or Programs in any respect not in conflict with the provisions of the Plan or Programs, as the case may be, if the Committee deems such alterations, amendment or modification to be in the best interests of the Participant or the Company by reason of changes or interpretations in tax, securities, other applicable laws, or other business purposes.

     1.10 Prior Plans. Any grants made under the Wm. Wrigley Jr. Company Management Incentive Plan (the "Prior Plan"), shall be covered by the terms and conditions of the Prior Plan. Any grants made under the Programs prior to the effective date of the Plan shall be covered by the terms and conditions of such Programs and the Prior Plan.

     1.11 Terms and Conditions. Awards granted under the Plan shall contain such terms and conditions as the Committee shall specify, including without limitation those terms and conditions described in Article IX hereof, and restrictions on the sale or other disposition of the shares of Common Stock, or the forfeiture of certain awards upon termination of employment prior to the expiration of a designated period of time or the occurrence of other events.

II. Stock Awards

     2.1 Form of Award. The Committee may in its discretion provide that a Participant shall receive stock awards, whether performance awards, performance shares or fixed awards, in the form of shares of Common Stock, but which may be forfeitable and/or with restrictions on transfer in any form as hereinafter provided.

     2.2 Performance Awards. Awards may be made in terms of a stated potential maximum number of shares, with the actual number earned to be determined by reference to the level of achievement of corporate, group, division, individual or other specific objectives over a period or periods of not less than one nor more than ten years. No right or interests of any kind shall be vested in an individual receiving a performance award until the conclusion of the period or periods and the determination of the level of achievement specified in the award, and the time of vesting thereafter shall be as specified in the award.

     2.3 Fixed Awards. Awards may be made that are not contingent on the performance of objectives but that are contingent on the Participant's continuing in the employ of the Company, rendering consulting services or refraining from competitive activities for a period to be specified in the award, which period shall be not less than one year.

     2.4 Rights With Respect to Restricted Stock Awards. Awards may be made in the form of shares that are subject to restrictions on transfer, as determined by the Committee. Unless otherwise provided by the Committee, the Participant who receives shares of restricted Common Stock shall have the right to vote the shares and to receive dividends thereon from the dated of issuance, unless and until forfeited.

     2.5 Terms and Conditions. Shares of restricted Common Stock issued pursuant to an award shall be released from the restrictions at the times determined by the Committee. The award shall be paid to the Participant either in shares of Common Stock having a fair market value equal to the maturity value of the award, or in cash equal to the maturity value of the award, or in such combination thereof as the Committee shall determine.

III. Share Units

     3.1 Credits. The Committee may in its discretion provide that a Participant shall receive a credit of share units, each of which is equivalent to a share of Common Stock except for the power to vote and the entitlement to current dividends.

     3.2 Rights With Respect to Share Units. If share units are credited to a Participant, amounts equal to dividends otherwise payable on a like number of shares of Common Stock after the crediting of the units may, in the discretion of the Committee, be paid to the Participant as and when paid, or converted into additional share units which shall be credited to the Participant and held until later forfeited or paid out. Share units may be paid to the Participant in the form of cash, shares of Common Stock or a combination thereof, according to such requirements and guidelines as the Committee shall deem appropriate.

IV. Money Credits

     4.1 Credits. The Committee may in its discretion provide that a Participant shall receive a credit of money credits, which shall be in units of a dollar or a fraction thereof.

     4.2 Rights With Respect to Money Credits. If a Participant is credited with money credits, a money account shall be established for the Participant which shall be credited with interest equivalents on amounts previously credited to the account, or an amount equal thereto paid to the Participant, on a calendar quarter basis compounded at such rate as the Committee determines to be appropriate from time to time. Money credits may be paid to the Participant in the form of cash, shares of Common Stock or a combination thereof, according to such requirements and guidelines as the Committee shall deem appropriate.

V. Stock Options

5.1 Grants. The Committee may in its discretion provide that a Participant shall receive an option to purchase shares of Common Stock.

5.2 Terms and Conditions of Options. Options shall contain such terms and conditions as the Committee shall specify, may either be "incentive stock options" as defined in Section 422 (b) of the Code or nonqualified stock options, and, at the discretion of the Committee, may include a reload feature. No option shall be exercisable more than ten years after the date of grant. The per share option price shall be not less than 100% of the fair market value at the time the option is granted, unless otherwise determined by the Committee. Upon exercise, the option price may be paid in cash, in shares of Common Stock having a fair market value equal to the option price or a combination thereof, or in such other manner as the Committee, in its discretion, either at the time of grant or thereafter, may provide, and the Committee may, in its discretion, require as a condition of exercise that the optionee pay to the Company any federal, state or local withholding tax or employment tax required by law to be paid over as a result of such exercise, which payment may be made in cash, in shares of Common Stock, or in a combination thereof, having a market value equal to the amount of the required withholding tax. Unless otherwise determined by the Committee, options shall not be transferable, except that such options may be exercised by the executor, administrator or personal representative of a deceased optionee through a period not to exceed the date on which the option expires or three years after the death of such optionee, whichever is earlier. Options may be exercised during the optionee's continued employment with the Company and for a three year period thereafter, or for such other period thereafter as the Committee may determine, but in no event after the date on which the option expires.

5.3 Incentive Stock Options. With respect to incentive stock options, to the extent that the aggregate fair market value (determined at the time the option is granted) of the Common Stock with respect to which incentive stock options are exercisable for the first time by such individual during any calendar year (under all plans of the Company) exceeds $100,000, such options shall be treated as nonqualified stock options. The per share option price for an incentive stock option shall not be less than 100% of the fair market value of a share of Common Stock at the time the option is granted (110% of the fair market value of a share of Common Stock at the time the option is granted in the case of an incentive stock option granted to an employee, who, at the time the incentive stock option is to be granted to such employee, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, a parent or a subsidiary within the meaning of Sections 422 (e) and 422 (f), respectively, of the Code (a "Ten-Percent Stockholder"). Further, no incentive stock option shall be exercisable after the expiration of ten years from the date such option is granted (five years in the case of an incentive stock option granted to a Ten-Percent Stockholder).

     5.4 Non-Employee Director's Stock Options. Notwithstanding anything herein to the contrary, for any Director of the Company who is not an officer or employee of the Company or its subsidiaries or affiliates (a "Non-Employee Director") joining the Board between January and the date of the meeting of the full Board of Directors in May of each year, such Non-Employee Director shall automatically receive, without any further action required by the Committee or anyone, a grant of stock options having a Black Scholes value, as determined by an independent compensation consultant designated by the Company, equal to the Non-Employee Director's annual retainer; and, for any Non-Employee Director joining the Board between the date of the meeting of the Board in May and December 31 of any year, such Non-Employee Director will receive a stock option in the amount described above at the Board meeting at which such Director joins the Board; provided that each of the options shall have the following terms and conditions: (1)a term of ten (10) years from the date of grant; (2) vesting at the rate of twenty-five percent (25%) per year of continuous service as a Non-Employee Director based on grant date anniversaries; (3) the exercise price shall be the Fair Market Value of a share of Common Stock on the date of grant; (4) after termination, each option shall continue to vest during such post-termination period and shall be exercisable to the extent vested (a) for the balance of the term of the option, if the termination was the result of retirement on or after age 65 or disability, as defined in the Company's applicable retirement or welfare plan; (b) for twelve (12) months if the termination was the result of the death of the Optionee or (c) immediately upon termination, if the termination was the result of resignation or dismissal; and (5) each option may be exercised with cash, stock (provided such stock was owned at least six (6) months as of the date of exercise) or a combination of both.

VI. Stock Appreciation Rights

     6.1 Grants. The Committee may in its discretion provide that a Participant shall receive rights entitling such Participant to receive cash or shares of Common Stock having a fair market value equal to the appreciation in market value of a stated number of shares of Common Stock from the date of grant, or in the case of rights granted in tandem with or by reference to a stock option granted simultaneously with or prior to the grant of such rights, from the date of grant of the related stock option to the date of exercise.

     6.2 Terms of Grant. Such rights may be granted in tandem with or with reference to a related stock option, in which event the grantee may elect to exercise either the option or the right (as to the same shares of Common Stock subject to the option and the right), or the right may be granted independently of a stock option. The right shall be exercisable not more than ten years after the date of grant. Stock appreciation rights shall not be transferable, except that such rights may, if the grant so provides, be exercised by the executor, administrator or personal representative of the deceased grantee within three months after the death of the grantee, and rights may be exercised during the individual's continued employment with the Company and for a period not in excess of three months following termination of employment, or for such longer period thereafter as the Committee may determine, but in no event after the date on which such stock appreciation rights expire, provided that if the grantee is a member of the Board of Directors, the stock appreciation rights may, if the term of the grant so provides, be exercised following termination of employment for three months or during such longer period as the grantee shall continue to serve as a member of the Board of Directors, or for such longer period thereafter as the Committee may determine, but in no event after the date on which such stock appreciation rights expire.

VII. Performance Units

     The Committee may in its discretion provide that a Participant shall receive performance units, subject to such terms and conditions as the Committee in its discretion shall determine. The Committee shall establish a dollar value for each performance unit, the performance goals to be attained in respect of the performance unit, the various percentages of performance unit value to be paid out upon the attainment, in whole or in part, of the performance goals and such other performance unit terms, conditions and restrictions, as the Committee shall deem appropriate. As soon as practicable after the termination of the performance period, the Committee shall determine the payment, if any, which is due on the performance unit in accordance with the terms thereof. The Committee shall determine, among other things, whether the payment shall be made in the form of cash or shares of Common Stock, or a combination thereof.

VIII. Incentive Compensation Awards

The Committee in its discretion may establish annual and long-term incentive compensation programs pursuant to which incentive compensation awards may be granted to selected Participants, subject to such terms and conditions as the Committee in its discretion shall determine.

IX. Section 162(m) Awards

     9.1 Performance Based Awards. The Committee shall determine the amount of each annual or long term incentive compensation award, stock award, restricted stock award, money credit award, share, performance or phantom unit award or other performance based award, and shall specify with respect thereto Performance Goals (as defined in Section 9.2 below) and a performance period during which such Performance Goals are required to be achieved. Any award that is conditioned on the achievement of performance goals that are not defined as Performance Goals in this Section 9.1 shall be bifurcated into separate awards so that the awards subject to this Article IX shall be conditioned solely on the achievement of Performance Goals. Unless otherwise provided by the Committee in connection with either a specified termination of employment or the occurrence of a Change in Control (as defined in Section 11.2 hereof), payment in respect of awards granted pursuant to this Article IX shall be made only if and to the extent the Performance Goals with respect to such performance period are attained. Performance Goals may include a level of performance below which no payment shall be made and levels of performance at which specified percentages (which may be greater than 100) of the award shall be paid or credited.

     9.2 Performance Goals and Performance Periods. The Performance Goals underlying the awards granted pursuant to this Article IX shall be the performance goals established by the Committee, which must be met during the applicable performance period as a condition of the Participant's receipt of payment (or, in the case of stock awards or restricted stock awards, the lapse of restrictions) with respect to an award, and which are based on the attainment of thresholds with respect to one or more of the following objective business criteria: earnings per share, return on equity, pre-tax profit, post-tax profit, consolidated net income, stock price, market share, sales, unit sales volume, return on assets, return on invested capital, cash flow, discounted cash flow, economic value added, costs, production, unit production volume, total shareholder return.

     With respect to annual incentive compensation awards, the performance period shall mean each calendar year, or, if different, each plan year. With respect to long-term incentive compensation awards, the performance period shall mean the period of consecutive plan years or such other period (which in no case may be less than one plan year) as may be determined by the Committee.

     9.3 Maximum Limitation on Section 162(m) Awards (Other than Stock Options and Stock Appreciation Rights). In no event shall payment be made with respect to annual incentive compensation awards granted pursuant to this Article IX for any plan year valued as of the end of such plan year, in an amount that exceeds the lesser of 250% of such Participant's annual rate of base salary as in effect as of the first day of the applicable plan year, without regard to any optional or mandatory deferral of base salary pursuant to any salary deferral arrangement (" Annual Base Salary") and $3,000,000. In addition, during the term of the Plan, no Participant can receive restricted stock awards relating to shares of Common Stock that in the aggregate exceed 375,000 shares of Common Stock, as adjusted pursuant to the terms hereof. Further, with respect to all awards granted pursuant to this Article IX that are not annual incentive compensation awards, stock options, stock appreciation rights or restricted stock awards, in no event shall payment be made with respect to such awards for any three-year period, valued as of the end of such three-year period, in an amount that exceeds the lesser of 100% of such Participant's Annual Base Salary and $900,000.

     9.4 Time and Form of Payment. Amounts in respect of awards granted under this Article IX shall be paid after the end of the applicable performance period, at such time as the Committee shall determine. Unless otherwise determined by the Committee, such payments shall be made only after achievement of the Performance Goals has been certified by the Committee. Payments shall be made either in cash, in Common Stock, in such other form as determined by the Committee or in a combination of the foregoing, as determined by the Committee.

     With respect to all employees who are Covered Employees (as defined in Section 162 (m)), the foregoing provisions shall apply to the extent necessary for the awards granted pursuant to this Article IX to satisfy the applicable requirements of Section 162 (m).

X. Loans

     The Committee may, in its discretion, authorize loans by the Company to Participants in connection with the grant of stock awards, other awards hereunder or the exercise of options or stock appreciation rights. The loans shall be subject to such terms and conditions not inconsistent with the Plan as the Committee shall impose from time to time. Every loan shall meet all applicable laws, regulations and rules of the Internal Revenue Service, the Federal Reserve Board and any other governmental agency having jurisdiction.

XI. Miscellaneous

     11.1 Withholding. In addition to any other withholding provisions set forth in Section 5.2 hereof, the Company or a corporation or other form of business association of which shares (or other ownership interests) having 50% or more of the voting power are owned or controlled directly or indirectly, by the Company (an "Associated Company")may make such provisions as it may deem appropriate for the withholding of any taxes that the Company or Associated Company determines is required to be withheld in connection with any award or distribution hereunder, including permitting Participants to authorize the Company to withhold shares of Common Stock earned with respect to any grant or award.

     11.2 Change in Control. For purposes of the Plan and the Programs, a "Change in Control" shall be deemed to have occurred:

     (a) if and when any "person" (as such term is used in Sections 13 (d) and 14(d)(2)of the Securities Exchange Act of 1934, as amended,) in a transaction or series of transactions, is or becomes a beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired by an employee benefit plan of the Company or any subsidiary thereof, or any trustee or other fiduciary holding securities under any such employee benefit plan), representing 5%or more of the combined voting power of the Company's then outstanding securities and there is outstanding an exchange or tender offer for securities of the Company (other than any such exchange or tender offer by the Company or by members of the Wrigley and Offield families); or

     (b) if any "person" (as above-referenced but excluding members of the Wrigley and Offield families) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities (not including in the securities beneficially owned by such person any securities acquired by an employee benefit plan of the Company or any subsidiary thereof or any trustee or other fiduciary holding securities under any such employee benefit plan).

     11.3 Certain Provisions Relating to Participation. No Participant shall have any claim to be granted any award under the Plan, and there is no obligation for uniformity of treatment for Participants.

     Except as otherwise required by applicable law, no rights under the Plan or Programs, contingent or otherwise, shall be assignable or subject to any encumbrance, pledge or charge of any nature, except that, under such rules and regulations as the Committee may establish, a Participant may designate a beneficiary to receive, in the event of death, any amount that would otherwise have been payable to the Participant or that may become payable on account of or following his or her death except that, if any amount shall become payable to the executor or administrator of the Participant, such executor or administrator may transfer the right to the payment of any such amount to the person, persons or entity (including a trust) entitled thereto under the will of the Participant or, in case of intestacy, under the laws relating to intestacy.

     By accepting any benefits under the Plan or Programs, each Participant and each person claiming under or through a Participant shall be conclusively deemed to have indicated their acceptance and ratification of and consent to any action or decision taken or made or to be taken or made under the Plan or Program, as the case may be, by the Committee, the Company or the Board of Directors.

     Subject to any applicable forfeiture provisions provided in the Programs, each Participant shall have a vested, unconditional and nonforfeitable right to receive a distribution or distributions of the amount credited to such Participant's respective accounts, but only at, and not until, the time or times and only in the manner provided for in the Plan or applicable Programs. However, no funds, securities or other property of any nature shall be segregated or earmarked for any current or former Participant, beneficiary or other person. Accordingly, no current or former Participant, beneficiary or other person, individually or as a member of a group, shall have any right, title or interest in an account in any fund or specific sum of money, in any asset or in any shares of stock that may be acquired by the Company in respect of its obligations hereunder, the sole right of the Participant being to receive distributions, as set forth in the Plan or Programs, as a general creditor of the Company with an unsecured claim against the Company's general assets.

     The Plan and Programs shall be binding upon, and shall inure to the benefit of, the Company and its successors and assigns and the Participants and their heirs, administrators and personal representatives.

     11.4 Governing Law. The Plan and Programs shall be construed in accordance with and governed by the laws of the State of Delaware.

XII. Interpretation

     The Plan and the Programs thereunder are designed and, to the extent determine by the Committee, in its discretion, intended to comply with Rule 16b-3 and Section 162(m), in each case, to the extent applicable, and all provisions hereof shall be construed in a manner to so comply.