Form 10-Q
period 2002-06-30
WRIGLEY WM JR CO
filed 2002-08-09
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period to

For the Quarter Ended June 30, 2002 Commission file number 1-800

WM. WRIGLEY JR. COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1988190
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611
(Address of principal executive office)	(Zip Code)

(312) 644-2121 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐
183,083,676 shares of Common Stock and 42,325,002 shares of Class B Common Stock were outstanding as of July 12, 2002.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

CONSOLIDATED BALANCE SHEET (CONDENSED) AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - William Wrigley, Jr.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Ronald V. Waters III

Table of Contents

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Six and Three Months Ended June 30, 202 and 2001	2

Consolidated Statement of Cash Flows (Condensed) for the Six Months Ended June 30, 2002 and 2001	3

Consolidated Balance Sheet (Condensed) as of June 30, 2002 and December 31, 2001	4

Notes to Consolidated Financial Statements (Condensed)	5 - 7

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	8 - 10

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	11

SIGNATURES	12

INDEX TO EXHIBITS	13

Table_Of_Contents

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$708,467	617,640	1,307,493	1,173,852

Cost of sales	286,854	251,096	536,253	479,491

Gross profit	421,613	366,544	771,240	694,361

Selling and general administrative	257,981	223,936	484,177	436,256

Operating income	163,632	142,608	287,063	258,105

Investment income	2,040	3,628	3,837	7,717

Other expense	(5,136)	(575)	(5,792)	(766)

Earnings before income taxes	160,536	145,661	285,108	265,056

Income taxes	50,569	45,628	89,809	83,493

Net earnings	$109,967	100,033	195,299	181,563

Net earnings per average share
of common stock(basic and diluted)	$0.49	0.44	0.87	0.80

Dividends declared per share
Of common stock	$0.205	0.19	0.41	0.38

Average number of shares
Outstanding for the period	225,180	225,605	225,075	225,577

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

2

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
Six Months Ended June 30,

2002	2001

OPERATING ACTIVITIES
Net earnings	$195,299	181,563
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	41,120	31,054
Gain /(loss) on sales of property, plant,
and equipment	(201)	212
(Increase) decrease in:
Accounts receivable	(40,855)	(65,729)
Inventories	(39,419)	(36,661)
Other current assets	(5,761)	(11,705)
Other assets and deferred charges	(11,642)	(3,917)
Increase (decrease) in:
Accounts payable	(7,165)	9,998
Accrued expenses	36,690	52,663
Income and other taxes payable	8,795	18,800
Deferred taxes	(791)	(165)
Other noncurrent liabilities	12,062	2,986

Net cash provided by operating activities	188,132	179,099

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(90,315)	(57,649)
Proceeds from property retirements	2,536	1,300
Purchases of short-term investments	(24,518)	(14,482)
Maturities of short-term investments	27,120	17,341

Net cash used in investing activities	(85,177)	(53,490)

FINANCING ACTIVITIES
Dividends paid	(88,875)	(82,336)
Net purchases of common stock	(5,305)	(1,275)

Net cash used in financing activities	(94,180)	(83,611)

Effect of exchange rate changes on cash and
cash equivalents	9,884	(9,472)

Net increase in cash and cash equivalents	18,659	32,526
Cash and cash equivalents at beginning of period	307,785	300,599

Cash and cash equivalents at end of period	$326,444	333,125

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$84,666	68,637

Interest paid	$818	373

Interest and dividends received	$3,768	7,534

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.
3
Table_Of_Contents FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED) (Unaudited)
June 30,	December 31,
2002	2001

Current assets:
Cash and cash equivalents	$326,444	307,785
Short-term investments, at amortized cost	26,639	25,450
Accounts receivable
(less allowance for doubtful accounts;
6/30/02 - $8,104; 12/31/01 - $7,712)	292,518	239,885
Inventories -
Finished goods	91,039	75,693
Raw materials and supplies	234,423	203,288

325,462	278,981

Other current assets	59,485	46,896
Deferred income taxes - current	17,832	14,846

Total current assets	1,048,380	913,843

Marketable equity securities at fair value	20,149	25,300
Deferred charges and other assets	134,991	115,745
Deferred income taxes - noncurrent	27,059	26,381

Property, plant, and equipment, at cost	1,363,638	1,256,096
Less accumulated depreciation	618,506	571,717

Net property, plant, and equipment	745,132	684,379

Total assets	$1,975,711	1,765,648

Current liabilities:
Accounts payable	$88,368	91,225
Accrued expenses	178,936	128,436
Dividends payable	46,195	42,741
Income and other taxes payable	79,419	68,467
Deferred income taxes - current	1,672	1,455
Total current liabilities	394,590	332,324

Deferred income taxes - noncurrent	41,950	43,206
Other noncurrent liabilities	128,993	113,921

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued -- None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	190,100 shares at 6/30/02
189,800 shares at 12/31/01	12,666	12,646
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
42,341 shares at 6/30/02
42,641 shares at 12/31/01	2,830	2,850
Additional paid-in capital	2,717	1,153
Retained earnings	1,788,182	1,684,337
Common stock in treasury, at cost -
(6/30/02; 7,099 shares; 12/31/01 -- 7,491 shares)	(280,716)	(289,799)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(125,795)	(149,310)
(Loss)/gain on derivative contracts	(631)	46
Unrealized holding gains on marketable
equity securities	10,925	14,274

Total accumulated other comprehensive income	(115,501)	(134,990)

Total stockholders' equity	1,410,178	1,276,197

Total liabilities & stockholders' equity	$1,975,711	1,765,648

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and six month periods ended June 30, 2002 and 2001, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 2002 and 2001, and the Consolidated Balance Sheet (Condensed) at June 30, 2002, are unaudited. In the Company's opinion, the accompanying financial statements reflect all adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2001 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2001 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2001 have been reclassified to conform to the 2002 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

On January 1, 2002, the Company adopted the accounting rules for Emerging Issues Task Force Issues 00-14 and 00-25. In adopting these accounting rules, the Company began reporting certain consumer and trade sales promotion expenses such as coupon redemption costs, in-store display incentives, co-operative advertising and new product introduction fees, as deductions from sales rather than as selling and general administrative expense. The consumer and trade sales promotion expenses applicable to these Issues totaled $11,202 and $6,252 for the second quarter and $21,665 and $11,663 for the first six months of 2002 and 2001, respectively. The consumer and trade sales promotion expenses applicable to these Issues are reflected in net sales for all periods. Adoption of the accounting rules had no impact on the Company's financial position or net earnings.

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

4. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

	Decrease to
	Stockholders' Equity

Second Quarter	2002	2001

Balance at April 1	$157,280	155,168
Translation adjustment for
the second quarter	(31,485)	5,183

Balance at June 30	$125,795	160,351

	Decrease to
	Stockholders' Equity

Six Months	2002	2001

Balance at January 1	$149,310	136,365
Translation adjustment for
the first six months	(23,515)	23,986

Balance at June 30	$125,795	160,351

5.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2002	2001	2002	2001

	Net earnings	$109,967	100,033	195,299	181,563

	Other comprehensive income,
	before tax:
	Foreign currency
	translation adjustments	28,324	(5,119)	20,355	(23,262)
	Unrealized holding losses
	on securities	(3,998)	(964)	(5,151)	(1,735)
	Gain (loss) on derivative contracts	1,692	(1,210)	(989)	(589)

	Other comprehensive income (loss),
	before tax	26,018	(7,293)	14,215	(25,586)
	Income tax benefit related to items
	of other comprehensive income	4,027	651	5,274	71

	Other comprehensive income (loss),
	net of tax	30,045	(6,642)	19,489	(25,515)

	Total comprehensive income	$140,012	93,391	214,788	156,048

Table_Of_Contents

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

6.	Segment Information

	Management organizes the Company's chewing-gum business based on geographic regions. Information by geographic region is as follows (in thousands of dollars):

	Net Sales	Three Months Ended		Six Months Ended
		June 30,		June 30,

		2002	2001	2002	2001

	Americas, principally U.S.	$301,861	257,510	546,673	491,870
	EMEAI, principally Europe	295,885	259,454	536,451	476,367
	Asia	84,368	78,103	173,189	156,436
	Pacific	22,092	17,437	41,768	35,655
	All Other	4,261	5,136	9,412	13,524

	Net Sales	$708,467	617,640	1,307,493	1,173,852

	"All Other" revenue consists primarily of sales of gum base to customers and sales for Wrigley Healthcare.

	Operating Income	Three Months Ended		Six Months Ended
		June 30,		June 30,

		2002	2001	2002	2001

	Americas, principally U.S.	$82,680	74,442	137,983	128,559
	EMEAI, principally Europe	89,117	80,153	157,044	140,492
	Asia	22,135	21,075	47,680	45,135
	Pacific	3,893	4,837	9,574	10,867
	All Other	(34,193)	(37,899)	(65,218)	(66,948)

	Operating Income	$163,632	142,608	287,063	258,105

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating losses for Wrigley Healthcare.

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter were $708.5 million, up $90.8 million or 15% versus the second quarter of 2001. Higher worldwide shipments increased sales revenue by 8%. Additionally, favorable mix in all regions increased sales by approximately 5%. Translation of foreign currencies to a weaker U.S. dollar, increased sales by approximately 2%.

Net sales for the first six months were $1,307.5 million, up $133.6 million or 11% versus the first six months of 2001. Higher worldwide shipments increased sales revenue by approximately 7%. In addition, favorable mix in all regions and selected selling price increases in the International region increased sales by approximately 4%. The impact of foreign currency translation was negligible to sales revenue for the first six months of 2002.

Costs of Sales and Gross Profit
Cost of sales for the second quarter was $286.9 million, up $35.8 million or 14% versus the second quarter of 2001. Higher shipments across all regions increased cost of sales by 8%. Additionally, unfavorable product mix increased cost of sales by 5%. Translation of foreign currencies to a weaker U.S. dollar, increased cost of sales by 1%.

Gross profit was $421.6 million, up $55.1 million or 15% from the same period last year. The gross profit margin was 59.5%, up slightly from 59.3% in the second quarter of 2001.

Cost of sales for the first six months was $536.3 million, up $56.8 million or 12% versus the first six months of 2001. Higher shipments across all regions increased cost of sales by 7%. In addition, unfavorable product mix increased cost of sales by approximately 5%. The impact of foreign currency translation was negligible to cost of sales for the first six months of 2002.

Gross profit was $771.2 million, up $76.9 million or 11% from the same period last year. The gross profit margin was 59.0%, down slightly from 59.2% in the first six months of 2001.

Selling and General Administrative Expenses
Consolidated selling and general administrative expenses for the second quarter were $258.0 million, up $34.0 million or 15% from the same period last year. Excluding the impact of foreign currency translation, consolidated selling and general administrative expenses were up 14%. The increase was primarily due to higher worldwide advertising expense, including spending for new product launches, selling and other marketing spending in all regions to support growth in key markets, and higher general and administrative expenses including investment in information technology and new product development.

For the first six months of 2002, selling and general administrative expenses were $484.2 million, up $47.9 million or 11% from the same period last year. The increase was mainly due to higher worldwide selling and other marketing expenses to support growth in key markets, increased merchandising and promotion expenditures including spending for new product launches, and higher general and administrative expenses including investment in information technology and new product development.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Advertising	13.7%	13.6%	13.8%	14.9%
Merchandising and Promotion	4.8%	5.2%	4.7%	4.4%

Total Brand Support	18.5%	18.8%	18.5%	19.3%
Selling and Other Marketing	9.8%	9.3%	10.1%	9.5%
General and Administrative	8.1%	8.2%	8.4%	8.4%

Total	36.4%	36.3%	37.0%	37.2%

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2 (Cont'd)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investment Income
Investment income for the second quarter was $2.0 million, down $1.6 million or 44% versus the second quarter of last year. Investment income for the first six months of 2002 was $3.8 million, down $3.9 million or 50% versus the first six months of last year. The decreases for both the second quarter and the first six months of 2002 reflect lower worldwide yields.

Other Expense
Other expense for the second quarter was $5.1 million, compared to $0.6 million for the second quarter last year. Other expense for the first six months of 2002 was $5.8 million, compared to $0.8 million for the first six months of last year. The increase in expense for both quarter and year to date was driven primarily by an increase in foreign currency transaction losses in Europe, mostly due to the weaker US dollar, and market driven portfolio losses associated with the cash surrender value of company-owned life insurance.

Income Taxes
Income taxes for the second quarter were $50.6 million, up $4.9 million or 11% from the second quarter of 2001. Pretax earnings were $160.5 million, an increase of $14.9 million or 10%. The consolidated effective tax rate was 31.5% compared to 31.3% for the same period last year.

Income taxes for the first six months were $89.8 million, up $6.3 million or 8% from the first six months 2001. Pretax earnings were $285.1 million, an increase of $20.1 million or 8%. The consolidated effective tax rate was 31.5%, comparable to the same period last year.

Net Earnings
Consolidated net earnings for the second quarter of 2002 totaled $110.0 million or $0.49 per share compared to last year's net earnings of $100.0 million or $0.44 per share for the same period.

Consolidated net earnings for the first six months of 2002 totaled $195.3 million or $0.87 per share compared to last year's net earnings of $181.6 million or $0.80 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first six months of 2002 was $188.1 million compared with $179.1 million for the same period in 2001. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.7 to 1 at June 30, 2002 and December 31, 2001.

Additions to Property, Plant, and Equipment
Capital expenditures for the first six months of 2002 were $90.3 million compared to $57.6 million in 2001. The increase was due primarily to spending in order to increase worldwide manufacturing capacity for current and new products and investment in information technology. For the full year 2002, capital expenditures are expected to be about the same as 2001 and are expected to be funded from the Company's cash flow from operations.

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2 (Cont'd)
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

Important factors that may influence the operations, performance, development and results of the Company's business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or under utilization of manufacturing capacity; destruction of all or part of manufacturing facilities; labor strikes or unrest; political or economic instability in local markets; competition and other industry trends; retention of preferred retail space; effectiveness of marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; and accounting policies and practices.

We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

Table_Of_Contents

FORM 10-Q
PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Exhibit Index on page 13.
(b)  The Company did not file a Form 8-K for the three month period ended June 30, 2002.

Table_Of_Contents

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

		By	/s/ Reuben Gamoran
Reuben Gamoran
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	8/9/02

Table_Of_Contents

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES INDEX TO EXHIBITS AND
Exhibit
Number	Description of Exhibit

3(i).

Certificate of Incorporation of the Registrant. The Registrant's Restated Certificate of Incorporation effective from March 5, 2002 is incorporated by reference from Exhibit 3(i) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

3(ii).

By-laws of the Registrant. The Registrant's Amended and Restated By-laws effective March 5, 2002 is incorporated by reference from Exhibit 3(ii) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

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

10 (g).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant's Amended Management Incentive Plan, effective from March 5, 202, is incorporated by reference from Exhibit 10(g) of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

10 (h).

Form of Severance Agreement for William Wrigley, Jr., President and Chief Executive Officer is incorporated by reference from Exhibit 10(h) of the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001.

10(i).

Form of Severance Agreement for Peter Hempstead, Senior Vice President-International; Gary McCullough, Senior Vice President-Americas; Darrell Splithoff, Senior Vice President-Supply Chain and Corporate Development; and Ronald V. Waters, Senior Vice President and Chief Financial Officer is incorporated by reference from Exhibit 10(i) of the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001.

99.

Certification of Mr. William Wrigley Jr., President and Chief Executive Officer; and Mr. Ronald V. Waters III, Senior Vice President, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code, are attached hereto as Exhibit 99, which begins on page 14.

For Copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

Exhibit 99.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

I, William Wrigley, Jr., the Chief Executive Officer of Wm. Wrigley Jr. Company (the "Company"), certify that:

(i)

The Quarterly Report of the Company on the Form 10-Q, dated August 9, 2002, for the period ending June 30, 2002, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Wrigley, Jr.
William Wrigley, Jr.
President and Chief Executive Officer

Dated the 9th day of August, 2002

14

Exhibit 99.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

I, Ronald V. Waters III, the Chief Financial Officer of Wm. Wrigley Jr. Company (the "Company"), certify that:

(i)

the Quarterly Report of the Company on the Form 10-Q, dated August 9, 2002, for the period ending June 30, 2002, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald V. Waters
Ronald V. Waters III
Senior Vice President and Chief Financial Officer

Dated the 9th day of August, 2002

15