Form 10-Q
period 2002-09-30
WRIGLEY WM JR CO
filed 2002-11-14
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period to

For the Quarter Ended September 30, 2002 Commission file number 1-800

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

YES ☒ NO ☐
183,180,272 shares of Common Stock and 42,146,531 shares of Class B Common Stock were outstanding as of October 15, 2002.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2002

CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

CONSOLIDATED BALANCE SHEET (CONDENSED) AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14 - William Wrigley, Jr.

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14 - Ronald V. Waters

INDEX TO EXHIBITS

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - William Wrigley, Jr.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Ronald V. Waters III

Table of Contents

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Three and Nine Months Ended September 30, 2002 and 2001	2

Consolidated Statement of Cash Flows (Condensed) for the Nine Months Ended September 30, 2002 and 2001	3

Consolidated Balance Sheet (Condensed) as of September 30, 2002 and December 31, 2001	4

Notes to Consolidated Financial Statements (Condensed)	5 - 7

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	8 - 9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	10

Item 4 - Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	12

SIGNATURES	13

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14	14 - 15

INDEX TO EXHIBITS	16

Table_Of_Contents

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		September 30,

	2002	2001	2002	2001

Net sales	$699,511	589,611	2,007,004	1,763,463

Cost of sales	292,341	247,448	828,594	726,939

Gross profit	407,170	342,163	1,178,410	1,036,524

Selling and general administrative	265,666	213,396	749,843	649,652

Operating income	141,504	128,767	428,567	386,872

Investment income	2,326	7,142	6,163	14,859

Other expense	(876)	(4,060)	(6,668)	(4,826)

Earnings before income taxes	142,954	131,849	428,062	396,905

Income taxes	44,490	40,342	134,299	123,835

Net earnings	$98,464	91,507	293,763	273,070

Net earnings per average share
of common stock(basic and diluted)	$0.44	0.41	1.30	1.21

Dividends declared per share
Of common stock	$0.205	0.19	0.615	0.57

Average number of shares
Outstanding for the period	225,308	225,303	225,154	225,485

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

2

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
Nine Months Ended September 30,

2002	2001

OPERATING ACTIVITIES
Net earnings	$293,763	273,070
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	63,506	46,431
Gain /(loss) on sales of property, plant,
and equipment	564	439
(Increase) decrease in:
Accounts receivable	(20,396)	(52,396)
Inventories	(80,697)	(58,993)
Other current assets	(3,692)	(16,209)
Other assets and deferred charges	(5,893)	(2,402)
Increase (decrease) in:
Accounts payable	(13,092)	584
Accrued expenses	54,795	41,458
Income and other taxes payable	10,880	22,918
Deferred taxes	(1,322)	2,770
Other noncurrent liabilities	11,762	5,262

Net cash provided by operating activities	310,178	262,932

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(147,172)	(113,652)
Proceeds from property retirements	4,687	1,544
Purchases of short-term investments	(31,161)	(18,748)
Maturities of short-term investments	33,697	20,755

Net cash used in investing activities	(139,949)	(110,101)

FINANCING ACTIVITIES
Dividends paid	(135,064)	(125,184)
Net purchases of common stock	(5,649)	(36,326)

Net cash used in financing activities	(140,713)	(161,510)

Effect of exchange rate changes on cash and
cash equivalents	4,606	(3,337)

Net increase in cash and cash equivalents	34,122	(12,016)
Cash and cash equivalents at beginning of period	307,785	300,599

Cash and cash equivalents at end of period	$341,907	288,583

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$132,675	103,457

Interest paid	$1,290	720

Interest and dividends received	$6,011	14,866

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.
3
Table_Of_Contents FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED) (Unaudited)
September 30,	December 31,
2002	2001

Current assets:
Cash and cash equivalents	$341,907	307,785
Short-term investments, at amortized cost	26,701	25,450
Accounts receivable
(less allowance for doubtful accounts;
9/30/02 - $8,032; 12/31/01 - $7,712)	270,636	239,885
Inventories -
Finished goods	105,385	75,693
Raw materials and supplies	260,028	203,288

365,413	278,981

Other current assets	50,641	46,896
Deferred income taxes - current	16,698	14,846

Total current assets	1,071,996	913,843

Marketable equity securities at fair value	14,172	25,300
Deferred charges and other assets	129,099	115,745
Deferred income taxes - noncurrent	27,026	26,381

Property, plant, and equipment, at cost	1,409,996	1,256,096
Less accumulated depreciation	636,032	571,717

Net property, plant, and equipment	773,964	684,379

Total assets	$2,016,257	1,765,648

Current liabilities:
Accounts payable	$81,713	91,225
Accrued expenses	196,693	128,436
Dividends payable	46,168	42,741
Income and other taxes payable	81,632	68,467
Deferred income taxes - current	1,361	1,455
Total current liabilities	407,567	332,324

Deferred income taxes - noncurrent	38,893	43,206
Other noncurrent liabilities	128,628	113,921

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued -- None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	190,226 shares at 9/30/02
189,800 shares at 12/31/01	12,675	12,646
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
42,215 shares at 9/30/02
42,641 shares at 12/31/01	2,821	2,850
Additional paid-in capital	2,844	1,153
Retained earnings	1,840,927	1,684,337
Common stock in treasury, at cost -
(9/30/02; 7,231 shares; 12/31/01 -- 7,491 shares)	(280,026)	(289,799)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(135,190)	(149,310)
(Loss)/gain on derivative contracts	(1,923)	46
Unrealized holding gains on marketable
equity securities	7,041	14,274

Total accumulated other comprehensive income	(130,072)	(134,990)

Total stockholders' equity	1,441,169	1,276,197

Total liabilities & stockholders' equity	$2,016,257	1,765,648

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

Table_Of_Contents

	FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and nine month periods ended September 30, 2002 and 2001, respectively, the Consolidated Statement of Cash Flows (Condensed) for the nine month periods ended September 30, 2002 and 2001, and the Consolidated Balance Sheet (Condensed) at September 30, 2002, are unaudited. In the Company's opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2001 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2001 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2001 have been reclassified to conform to the 2002 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

On January 1, 2002, the Company adopted the accounting rules for Emerging Issues Task Force Issues 00-14 and 00-25 ("Issues"). In adopting these accounting rules, the Company began reporting certain consumer and trade sales promotion expenses such as coupon redemption costs, in-store display incentives, co-operative advertising and new product introduction fees, as deductions from sales rather than as selling and general administrative expense. The consumer and trade sales promotion expenses applicable to these Issues totaled $9,805,000 and $7,940,000 for the third quarter and $31,470,000 and $19,603,000 for the first nine months of 2002 and 2001, respectively. The consumer and trade sales promotion expenses applicable to these Issues are reflected in net sales for all periods. Adoption of the accounting rules had no impact on the Company's financial position or net earnings.

4.

In September 2002, the Company renewed its $100 million unsecured line of credit. There were no borrowings outstanding under the line of credit at September 30, 2002. The line of credit expires in September 2003.

5.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

		(Increase) Decrease to Stockholders' Equity

	Third Quarter	2002	2001

	Balance at July 1	$125,795	160,351
	Translation adjustment for
	the third quarter	9,395	(9,234)

	Balance at September 30	$135,190	151,117

		(Increase) Decrease to Stockholders' Equity

	Nine Months	2002	2001

	Balance at January 1	$149,310	136,365
	Translation adjustment for
	the first nine months	(14,120)	14,752

	Balance at September 30	$135,190	151,117

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

6.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2002	2001	2002	2001

	Net earnings	$98,464	91,507	293,763	273,070

	Other comprehensive income,
	before tax:
	Foreign currency
	translation adjustments	(8,324)	8,567	12,031	(14,695)
	Unrealized holding losses
	on securities	(5,977)	(10)	(11,128)	(1,745)
	Gain (loss) on derivative contracts	(1,880)	2,367	(2,869)	1,778

	Other comprehensive income (loss),
	before tax	(16,181)	10,924	(1,966)	(14,662)
	Income tax benefit related to items
	of other comprehensive income	1,610	(72)	6,884	(1)

	Other comprehensive income (loss),
	net of tax	(14,571)	10,852	4,918	(14,663)

	Total comprehensive income	$83,893	102,359	298,681	258,407

Table_Of_Contents

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

7.	Segment Information

	Management organizes the Company's chewing-gum business based on geographic regions. Information by geographic region is as follows (in thousands of dollars):

	Net Sales	Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2002	2001	2002	2001

	Americas, principally U.S.	$286,014	242,425	832,687	734,295
	EMEAI, principally Europe	324,263	263,227	860,714	739,594
	Asia	62,982	60,231	236,171	216,667
	Pacific	20,182	20,105	61,950	55,760
	All Other	6,070	3,623	15,482	17,147

	Net Sales	$699,511	589,611	2,007,004	1,763,463

	"All Other" revenue consists primarily of sales of gum base to customers and sales for Wrigley Healthcare.

	Operating Income	Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2002	2001	2002	2001

	Americas, principally U.S.	$72,215	59,164	210,198	187,723
	EMEAI, principally Europe	91,355	84,577	248,399	225,069
	Asia	12,775	13,844	60,455	58,979
	Pacific	5,543	7,035	15,117	17,902
	All Other	(40,384)	(35,853)	(105,602)	(102,801)

	Operating Income	$141,504	128,767	428,567	386,872

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating results for Wrigley Healthcare. In the third quarter 2002, "All Other" operating income also includes certain costs connected with the exploration of a business combination with Hershey Foods Corporation.

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
Net sales for the third quarter were $699.5 million, up $109.9 million or 19% versus the third quarter of 2001. Higher shipments primarily in the U.S. and across Europe increased sales revenue by 8%. Additionally, favorable mix in all regions increased sales by approximately 7%. Translation of foreign currencies to a weaker U.S. dollar further increased sales by approximately 4%.

Net sales for the first nine months were $2,007.0 million, up $243.5 million or 14% versus the first nine months of 2001. Higher worldwide shipments increased sales revenue by approximately 7%. In addition, favorable mix in all regions and selected selling price increases in the International regions increased sales by approximately 6%. Translation of foreign currencies to a weaker U.S. dollar increased sales by roughly 1%.

Costs of Sales and Gross Profit
Cost of sales for the third quarter were $292.3 million, up $44.9 million or 18% versus the third quarter of 2001. Higher shipments increased cost of sales by 8%. Additionally, unfavorable product cost/mix increased cost of sales by 7%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by 3%.

Gross profit for the third quarter was $407.2 million, up $65.0 million or 19% from the same period last year. The gross profit margin was 58.2%, up slightly from 58.0% in the third quarter of 2001.

Cost of sales for the first nine months were $828.6 million, up $101.7 million or 14% versus the first nine months of 2001. Higher shipments across all regions increased cost of sales by 7%. In addition, unfavorable product mix increased cost of sales by approximately 6%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by 1%.

Gross profit for the first nine months was $1,178.4 million, up $141.9 million or 14% from the same period last year. The gross profit margin was 58.7%, down slightly from 58.8% in the first nine months of 2001.

Selling and General Administrative Expenses
Consolidated selling and general administrative expenses for the third quarter were $265.7 million, up $52.3 million or 24% from the same period last year. Excluding the impact of foreign currency translation, consolidated selling and general administrative expenses were up 22%. The increase was primarily due to higher worldwide brand support, including spending to support new and improved products. General and administrative expenses increased from the prior year, primarily due to costs connected with the exploration of a business combination with Hershey Foods Corporation and investment in information technology.

Consolidated selling and general administrative expenses for the first nine months of 2002 were $749.8 million, up $100.2 million or 15% from the same period last year. The increase was mainly due to higher worldwide brand support, including spending behind new and improved products. Other increases included higher selling and other marketing expenses to support growth in key markets, and increased general and administrative expenses including costs connected with the exploration of a business combination with Hershey Foods Corporation and investment in new technology.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Advertising	13.4%	13.0%	13.6%	14.3%
Merchandising and Promotion	5.3%	4.5%	5.0%	4.4%

Total Brand Support	18.7%	17.5%	18.6%	18.7%
Selling and Other Marketing	9.9%	10.3%	10.1%	9.8%
General and Administrative	9.4%	8.4%	8.7%	8.3%

Total	38.0%	36.2%	37.4%	36.8%

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2 (Cont'd)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investment Income
Investment income for the third quarter was $2.3 million, down $4.8 million or 67% versus the third quarter of last year. Investment income for the first nine months of 2002 was $6.2 million, down $8.7 million or 59% versus the first nine months of last year. The decreases for both the quarter and year to date reflected lower worldwide yields and interest income received from a U.S. tax refund in the third quarter of 2001.

Other Expense
Other expense for the third quarter was $0.9 million, compared to $4.1 million of other expense for the third quarter last year. The decrease in expense was primarily due to reduced market-driven portfolio losses associated with the cash surrender value of company owned life insurance, a slight decrease in foreign currency transaction losses, and improvements in other non-operating items. Other expense for the first nine months of 2002 was $6.7 million, up $1.8 million or 38% versus the first nine months of 2001. The increase in expense was primarily due to foreign currency transaction losses, mostly caused by a weaker U.S. dollar.

Income Taxes
Income taxes for the third quarter were $44.5 million, up $4.1 million or 10% from the third quarter of 2001. Pretax earnings were $143.0 million, an increase of $11.1 million or 8%. The consolidated effective tax rate was 31.1% compared to 30.6% for the same period last year.

Income taxes for the first nine months were $134.3 million, up $10.5 million or 8% from the first nine months 2001. Pretax earnings were $428.1 million, an increase of $31.2 million or 8%. The consolidated effective tax rate was 31.4%, compared to 31.2% for the same period last year.

Net Earnings
Consolidated net earnings for the third quarter of 2002 totaled $98.5 million or $0.44 per share compared to last year's net earnings of $91.5 million or $0.41 per share for the same period.

Consolidated net earnings for the first nine months of 2002 totaled $293.8 million or $1.30 per share compared to last year's net earnings of $273.1 million or $1.21 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first nine months of 2002 was $310.2 million compared with $262.9 million for the same period in 2001. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.6 to 1 at September 30, 2002 and in excess of 2.7 to 1 at December 31, 2001.

Additions to Property, Plant, and Equipment
Capital expenditures for the first nine months of 2002 were $147.2 million compared to $113.7 million in 2001. The increase was due primarily to spending in order to increase worldwide manufacturing capacity for current and new products and investment in information technology. For the full year 2002, capital expenditures are expected to be somewhat above 2001 and are expected to be funded from the Company's cash flow from operations.

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 4
CONTROLS AND PROCEDURES

Controls and Procedures

As of November 8, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. Additionally, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30. 2002

Table_Of_Contents

FORM 10-Q
PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Exhibit Index on page 15.
(b)  The Company did not file a Form 8-K for the three months period ended September 30, 2002.

Table_Of_Contents

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

		By	/s/ Reuben Gamoran
Reuben Gamoran
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	11/14/02

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14

I, William Wrigley, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Wm. Wrigley Jr. Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the ("Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's control; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William Wrigley, Jr.
William Wrigley, Jr.
President and Chief Executive Officer

14

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14

I, Ronald V. Waters, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Wm. Wrigley Jr. Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the ("Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's control; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ronald V. Waters.
Ronald V. Waters
Senior Vice President and Chief Financial Officer

15

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

99.

Certification of Mr. William Wrigley Jr., President and Chief Executive Officer; and Mr. Ronald V. Waters III, Senior Vice President, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code, are attached hereto as Exhibit 99, which begins on page 17.

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

Exhibit 99.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

I, William Wrigley, Jr., the Chief Executive Officer of Wm. Wrigley Jr. Company (the "Company"), certify that:

(i)

the Quarterly Report of the Company on the Form 10-Q, dated November 14, 2002, for the period ending September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Wrigley, Jr.
William Wrigley, Jr.
President and Chief Executive Officer

Dated the 14th day of November, 2002

17

Exhibit 99.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

I, Ronald V. Waters III, the Chief Financial Officer of Wm. Wrigley Jr. Company (the "Company"), certify that:

(i)

the Quarterly Report of the Company on the Form 10-Q, dated November 14, 2002, for the period ending September 30, 2002, fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald V. Waters
Ronald V. Waters III
Senior Vice President and Chief Financial Officer

Dated the 14th day of November, 2002

18