Form 10-Q/A
period 2002-09-30
WRIGLEY WM JR CO
filed 2002-11-14
CIK 108601

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
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
42,215 shares at 9/30/02
42,641 shares at 12/31/01	2,821	2,850
Additional paid-in capital	2,844	1,153
Retained earnings	1,840,927	1,684,337
Common stock in treasury, at cost -
(9/30/02; 7,231 shares; 12/31/01 -- 7,491 shares)	(288,026)	(289,799)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(135,190)	(149,310)
(Loss)/gain on derivative contracts	(1,923)	46
Unrealized holding gains on marketable
equity securities	7,041	14,274

Total accumulated other comprehensive income	(130,072)	(134,990)

Total stockholders' equity	1,441,169	1,276,197

Total liabilities & stockholders' equity	$2,016,257	1,765,648

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