Form 10-K
period 2002-12-31
WRIGLEY WM JR CO
filed 2003-02-13
CIK 108601

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2002	Commission file number 1-800

WM. WRIGLEY JR. COMPANY (Exact name of registrant as specified in its charter

	Delaware (State or other jurisdiction of incorporation or organization)	36-1988190 (I.R.S. Employer Identification No.)

	410 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant's telephone number, including Area Code: (312) 644-2121

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
	Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class B Common Stock, no par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X       No

          Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

Indicate by check mark whether the Registrant is an accelerated filer (as defined under rule 12b-2 of the Securities Exchange Act of 1934). Yes X No

          As of June 28, 2002, there were outstanding 183,097,849 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on June 28, 2002) held by non-affiliates was approximately $7,788,392,042. As of June 28, 2002, there were outstanding 42,340,504 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 28, 2002 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $8,439,494,848. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

          As of January 15, 2003, there were outstanding 183,661,522 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 15, 2003) held by non-affiliates was approximately $7,848,306,386. As of January 15, 2003, there were outstanding 41,537,206 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 15, 2003 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $8,456,011,946. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Notice of Annual Meeting and Proxy Statement, dated February 11, 2003, for the March 11, 2003 Annual Meeting of Stockholders (the "Company's Proxy Statement), and Annual Report to Stockholders for the fiscal year ended December 31, 2002, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

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

The Company has concentrated on one principal line of business: manufacturing and marketing quality confectionery products, primarily chewing gum.

(2) Not applicable.

(b) Financial Information About Industry Segments.

          The Company's principal business of manufacturing and selling chewing gum and other confectionery products constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets.  Financial information on segments, as defined under generally accepted accounting principles, is set forth on page 38 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2002, under the caption "Segment Information" which information is incorporated herein by reference.

(c) Narrative Description of Business.

(1) Business conducted. The following is a description of the business conducted and intended to be conducted by the Company and its wholly owned associated companies.

          (i) Principal products, markets and methods of distribution.  The Company's principal business is manufacturing and selling chewing gum and other confectionery products, both in the United States and abroad.

          Information concerning the Company's current and new products for the year ended December 31, 2002 is hereby incorporated by reference from the inside back cover of the Company's Annual Report to Stockholders for the year ended December 31, 2002.

          The Company's ten largest markets, by shipments, outside of the United States in 2002 were, in alphabetical order:  Australia, Canada, China, France, Germany, Philippines, Poland, Russia, Taiwan and the United Kingdom.

          Chewing gum and other confectionery products are manufactured in four factories in the United States and eleven factories in other countries. Three domestic wholly owned associated companies manufacture products other than chewing gum.  Amurol Confections Company, in addition to manufacturing and marketing children's bubble gum items including BUBBLE TAPE, BIG LEAGUE CHEW and BUBBLE JUG, offers other uniquely packaged confections and various non-gum items, such as a line of suckers, dextrose candy, liquid gel candy and hard roll candies. In addition, Amurol manufactures and sells adult chewing gum and mint items like EVEREST powerful mint gum and VELAMINTS mints.  The principal business of the L.A. Dreyfus Company is the production of chewing gum base for the Company's domestic and international production facilities, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad.  Northwestern Flavors, LLC processes flavorings and rectifies mint oil for the Company's domestic and international production facilities.

          In 1979, the Company organized its domestic converting operations under the name of Wrico Packaging Division as a separate operating unit of the Company.  This division was created to help further the Company's capability to produce improved packaging materials.

          The Company markets chewing gum and other confections primarily through distributors, wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets.  Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities.  Customer orders are usually received by mail, electronically, telephone or telefax and are generally shipped by truck from factory warehouses or leased warehousing facilities.  Consumer purchases at the retail level are generated primarily through the Company's advertisements on television and radio, and in newspapers and magazines.

               (ii)  Sources and availability of raw materials.  Raw materials blended to make chewing gum base are available in the open market, and they include sugar, corn syrup, flavoring oils, polyols and aspartame. Other ingredients and necessary packaging materials are also available and purchased in the open market.

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

Trademarks are of material importance to the Company and are registered and maintained for all brands of the Company's chewing gum and confectionery products on a worldwide basis.

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

               (ix) Competitive conditions. The chewing gum business is an intensely competitive one in the United States and in most international marketplaces. Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States. Outside sources estimate that Wrigley brands account for approximately 60% of the total chewing gum product unit sales in the United States. The Company's principal competitors in the United States are Adams Confections (a division of Pfizer Corporation, which is in the process of being acquired by Cadbury Schweppes) and Hershey Foods Corporation.

          Wrigley brands are sold in over 150 countries and territories. In most international marketplaces, there are two or three major competitors and generally a half dozen or more other companies competing for a share of the chewing gum business in each instance.

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

2
(xii) Employees. As of December 31, 2002, the Company employed approximately 11,250 persons worldwide.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales.

               Information concerning the Company's operations in different geographic areas for the years ended December 31, 2002, 2001, and 2000 is hereby incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2002, on page 38, under the caption "Segment Information," and on pages 14 through 19 under the caption "Results of Operations."

(e)	Available Information

               Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company's internet website at www.wrigley.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

Item 2. Properties.

               The information below relates to the principal properties of the Company which are primarily devoted to confectionery production or raw materials processing. The Company considers the properties listed below to be in good condition, well-maintained and suitable to carry out the Company's business.  All of the confectionery factories listed below operated at least one full shift throughout the year, all but two operated a substantial second shift and ten operated a third shift for much of the year. All properties are owned by the Company unless otherwise indicated.  The figures given in the table are approximate.

Property and Location CONFECTIONERY FACTORIES	Floor Area (Square Feet)

Chicago, Illinois
Gainesville, Georgia
Yorkville, Illinois
Phoenix, Arizona
Asquith, N.S.W., Australia
Don Mills, Ontario, Canada
Plymouth, England
Biesheim, France
Bangalore, India
Nairobi, Kenya
Guangzhou, China, P.R.C.
Antipolo, Philippines
Poznan, Poland
Taipei, Taiwan, R.O.C.
St. Petersburg, Russia

1,279,000 495,300 225,000 (a) 60,000(b) 116,700 135,200 282,000 417,100 40,100 79,600 217,700 (c) 105,700 215,600 70,500 111,000

Property and Location RAW MATERIALS PROCESSING FACTORIES	Floor Area (Square Feet)

West Chicago, Illinois Edison, New Jersey Biesheim, France	40,300 536,000 72,000

OFFICE BUILDINGS

Wrigley Building, Chicago, Illinois EMEAI Regional Offices, Unterhaching, Germany	453,400 (d) 48,870 (d)

(a) Does not include a 161,000 square foot leased warehouse facility located in Aurora, Illinois.

(b) Leased facilities assumed in connection with the Registrant's acquisition in 2001 of certain assets of Gum Tech International, Inc.

(c) In China, the Company has a 50-year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

          (d) These buildings are the Company's principal non-manufacturing properties.  The Wrigley Building houses the offices of the Company's corporate headquarters.  In 2002, the Company's offices occupied approximately 159,000 of the 453,400 square feet of rentable space in the building.  The EMEAI Regional Offices in Unterhaching, Germany houses the regional sales and administrative offices for the Company's EMEAI (Europe, Middle East, Africa and India) region.

          In the case of each factory listed above, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Executive Officers of the Registrant

          All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors following the Annual Meeting of Stockholders. The positions and ages listed below are as of January 31, 2003. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

Name and Age	Position(s) with Registrant	Effective Date

William Wrigley, Jr., 39	President and Chief Executive Officer Vice President Assistant to the President	since 1999 1991-1999 1985-1992

Donald E. Balster, 58	Vice President-Worldwide Manufacturing Vice President-Production Senior Director-U.S. Production	since 1999 1994-1999 1991-1994

Vincent C. Bonica, 57 (a)	Vice President-Organizational Development President, L.A. Dreyfus Company Various executive and management positions within the L.A. Dreyfus Company	since 2000 1991-2000 1970-1991

A. Rory Finlay, 41 (b)	Senior Director-Global Branding Senior Director-Consumer Marketing	since 2001 2000-2001

Reuben Gamoran, 42 (c)	Vice President and Controller Controller Controller-International	since 2001 1999-2001 1996-1999

Peter Hempstead, 52 (d)	Senior Vice President-International	since 1999

4
Name and Age	Position(s) with Registrant	Effective Date

Donagh Herlihy, 39 (e)	Vice President-Chief Information Officer	since 2000

Philip C. Johnson, 57	Senior Director-Benefits and Compensation Assistant Vice President-Personnel	since 1995 1991-1995

Shaun Kim, 59	Vice President-Worldwide Engineering Senior Director-Engineering	since 1994 1988-1994

Surinder Kumar, 58 (f)	Chief Innovation Officer	since 2001

Howard Malovany, 52 (g)	Vice President, Secretary and General Counsel Secretary and General Counsel Assistant Secretary	since 2001 1998-2001 1996-1998

Gary E. McCullough, 44 (h)	Senior Vice President-Americas	since 2000

Patrick Mitchell, 47 (i)	Vice President-Procurement	since 2002

Kathryn Olson, 44 (j)	Vice President-U.S. Consumer Marketing	since 2001

Jon Orving, 53	Managing Director-North Europe Vice President-International Managing Director, Wrigley Scandinavia AB, Sweden	since 2001 1993-2001 1983-1993

Dushan Petrovich, 49	Senior Vice President-People, Learning and Development Vice President Vice President-Organizational Development Vice President-Controller Vice President-Treasurer Treasurer	since 2001 since 2000 1999-2000 1996-1999 1993-1995 1992

Stefan Pfander, 59	Managing Director-EMEAI Managing Director-Europe Vice President-International Co-Managing Director of Wrigley GmbH, Munich, Germany	since 2001 1996-2001 1992-1996 1981-1992

Wm. M. Piet, 59	Vice President-Corporate Affairs Corporate Secretary Assistant to the President	since 1988 1984-1998 1995-2000

Alan J. Schneider, 57	Vice President and Treasurer Treasurer	since 2001 1996-2001

Ralph P. Scozzafava, 45 (k)	Vice President-General Manager-U. S. Vice President-U.S. Sales and Customer Marketing	since 2002 2001-2002

Darrell R. Splithoff, 53 (l)	Senior Vice President-Supply Chain & Corporate Development Vice President-Supply Chain & Corporate Development	since 2001 2000-2001

Ronald V. Waters, 50 (m)	Senior Vice President and Chief Financial Officer	since 1999

Michael F. Wong, 49 (n)	Vice President-International and Managing Director-Asia	since 2000

Daniela Zaluda, (53) (o)	Senior Director Senior Director-Product and Technical Development	since 2002 2000-2002

          (a) Mr. Bonica was elected Vice President-Organizational Development in 2000 with responsibility for the development of a high performance, business focused and continuous improvement organization. Prior to being elected Vice President, he held various positions during his 31 years with the Company, most recently as President-L.A. Dreyfus Company, the Company's gum base manufacturer.

          (b) Mr. Finlay was appointed Senior Director-Global Branding in 2001 with responsibility to design and deliver plans to support, leverage and build the Company's brands and consumer benefits platform globally. Prior to this position, he held various positions during his 15 years with the Company, most recently as Senior Director-Consumer Marketing.

          (c) Mr. Gamoran was elected Vice President and Controller in 2001 with responsibility for the Company's accounting and finance functions.  Prior to being elected Vice President and Controller, he held various positions during his 15 years with the Company, most recently as Controller.

          (d) Mr. Hempstead joined the Company in 1999 as Senior Vice President-International assuming responsibility for the Company's operations in Asia, EMEAI and the Pacific. Before joining the Company, Mr. Hempstead had a 23-year tenure at Procter & Gamble Company, managing operations in China, Scandinavia and in their European Pharmaceutical Division.

          (e) Mr. Herlihy joined the Company in 2000 as Vice President-Chief Information Officer with responsibility for the Company's global information services. Mr. Herlihy held various executive positions with The Gillette Company for more than five years prior to joining the Company.

          (f) Dr. Kumar joined the Company in 2001 as Chief Innovation Officer with responsibility for worldwide research and development, product and technical development, quality assurance and regulatory affairs. Before joining the Company, from 1998-2000, Dr. Kumar was Senior Vice President-Research and Development for Bristol Myers Squibb, and prior to that, from 1995-1998, Dr. Kumar held the position of Senior Vice President-Research and Development/Quality for Pepsi Company Restaurants International.

          (g) Mr. Malovany joined the Company in 1996 as Assistant Secretary and was elected as Secretary and General Counsel in 1998, and Vice President, Secretary and General Counsel in 2001. As Vice President, Secretary and General Counsel, Mr. Malovany has responsibility for the Company's global legal affairs and the corporate secretary function.  Before joining the Company, from 1993-1996, Mr. Malovany was Secretary and Senior Counsel of Outboard Marine Corporation.

          (h) Mr. McCullough joined the Company in 2000 as Senior Vice President-Americas with responsibility for the Company's operations in North, Central and South America.  Before joining the Company, Mr. McCullough held various executive positions during his nearly 13-year tenure with Procter & Gamble, most recently as General Manager, Home Care Category, North America.

          (i) Mr. Mitchell joined the Company in 2002 as Vice President-Procurement with responsibility for the Company's global procurement activities. Before joining the Company, from 1992 through 2002, he held various positions with the Kellogg Company, most recently as Vice President-Global Procurement.

          (j) Ms. Olson joined the Company in 2002 as Vice President-U.S. Consumer Marketing overseeing U.S. Marketing for a wide range of Wrigley brands.  Before joining the Company, from 1997-1999, Ms. Olson was Vice President-Global Marketing, Nutrition and Consumer Division, Monsanto Life Sciences, and from 1999-2001, Executive Vice President-Marketing, Nordstrom.com.

          (k) Mr. Scozzafava joined the Company in 2000 as Vice President-U.S. Sales and Customer Marketing and in 2002, took the position of Vice President-General Manager-U.S. with responsibility for the sales, marketing, finance and people, learning and development functions for the Company's U.S. business.  Mr. Scozzafava held various executive positions with the Campbell's Soup Company for five years prior to joining the Company.

          (l) Mr. Splithoff joined the Company in 2000 as Vice President-Supply Chain & Corporate Development and in 2001, was elected as Senior Vice President-Supply Chain & Corporate Development with responsibility for the Company's worldwide supply chain, leading the organization's e-Business strategy and identifying and evaluating new business and market opportunities. Before joining the Company, Mr. Splithoff was President and CEO of Edwards Fine Foods for nearly two years and Senior Vice President at Keebler Company for 10 years prior to that.

          (m) Mr. Waters joined the Company in 1999 as Senior Vice President and Chief Financial Officer and has responsibility for the Company's finance, treasury, tax, legal, corporate affairs, information technology and internal audit functions. Before joining the Company, Mr. Waters spent the previous seven years with The Gillette Company, most recently as Corporate Controller.

          (n) Mr. Wong was elected Vice President-International in 2000 with responsibility for the Company's business in the Asia Region. Mr. Wong joined the Company in 1998 as Regional Managing Director-North Asia. Before joining the Company, Mr. Wong held various executive positions with the Campbell Soup Company, most recently as Regional Managing Director-Asia.

          (o) Ms. Zaluda was elected Senior Director in 2002 with responsibilities for assisting Dr. Kumar, Chief Innovation Officer in special projects. Prior to being elected Senior Director, she held various positions during her 21 years with the Company, most recently as Senior Director-Product and Technical Development.

PART II

Item 5. Market for Registrant's Common Stock, Dividend and Stockholder Information

(a)	Market Information

          At December 31, 2002, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is, at all times, convertible on a share-for-share basis into shares of Common Stock.

(b)	Holders

As of December 31, 2002, there were 39,934 stockholders of record holding Common Stock and 3,085 Stockholders of record holding Class B Common Stock.

(c)	Dividends

          Dividends, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York  Stock  Exchange  and  dividends  declared  per  share  on a  quarterly  basis for both classes of stock for the two-year period ended December 31, 2002 is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2002 on page 21 under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2002, under which the equity securities of the Company were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	6,276,325	$47.85	13,120,237

Equity compensation plans not approved by security holders (2)	- 0 -	- 0 -	175,650

Total	6,276,325	$47.85	13,295,887

(1) Includes shares and share units of Common Stock of the Company authorized for awards under:

          (i) the various programs of the Company's 1997 Management Incentive Plan ("MIP"), as amended, descriptions of the various programs under the MIP are, with respect to the Directors, set forth on page 8 of the Company's Proxy Statement under the caption "Compensation of Directors" and, with respect to executive officers, set forth on pages 10 through 12 of the Company's Proxy Statement beginning with the caption "Management Incentive Plan," which descriptions are incorporated herein by reference. No specific amount of shares has been dedicated to any particular program within the MIP. In the aggregate, 20,000,000 shares are authorized for the MIP; and

          (ii) the Company's Stock Deferral Plan for Non-Employee Directors. A description of this Plan is provided on page 8 of the Company's Proxy Statement under the caption "Compensation of Directors," which description is incorporated herein by reference. There remains 145,600 shares available for future issuance under this Plan.

     (2) This information relates to the Deferred Compensation Plan for Non-Employee Directors, which was approved by the Board of Directors in 1983 and which is described in the Company's Proxy Statement on page 8 under the caption "Compensation of Directors," which description is incorporated herein by reference. No options, warrants or rights can be issued under this Plan.

Shares awarded under all above Plans may be from the Company's treasury or are otherwise acquired in the open market.

Item 6. Selected Financial Data

           An eleven-year summary of selected financial data for the Company is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2002 under the following captions and page numbers:  "Operating Data" and "Other Financial Data" on pages 22 and 23 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources and the accompanying forward-looking and cautionary statements, is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2002 on pages 14 through 19 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

           Disclosure about market risk is set forth on page  19 of the Company's Annual Report to Stockholders for the year ended December 31, 2002 under the heading "Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

          The Company's audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, are set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2002 on pages 24 through 38, and selected unaudited quarterly data-consolidated results for the years ended December 31, 2002 and 2001 are set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2002 on page 20, and all such pages are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
8

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information regarding directors and nominees for directorship is set forth in the Company's Proxy Statement on pages 2 through 4 under the caption "Election of Class I Directors" and is incorporated herein by reference.  For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in Part I hereof.

Item 11. Executive Compensation

          Information regarding the compensation of directors and executive officers is set forth in the Company's Proxy Statement on page 8, and pages 9 through 12 under the general captions "Compensation of Directors" and "Executive Compensation," respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company's Proxy Statement on pages 5 through 7 under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Item 13. Certain Relationships

          Information regarding certain relationships is hereby incorporated by reference from the Company's Proxy Statement on pages 6 and 7 under the heading "Security Ownership of Certain Beneficial Owners," regarding the Offield family and Mr. William J. Hagenah III.

PART IV

Item 14. Controls and Procedures

          As of January 24, 2003, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002.  Additionally, there has been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

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

(b) The Company did not file any report on Form 8-K during the last quarter or any quarter of the year ended December 31, 2002.

(c) Exhibits are attached hereto.

(d) See (a) 1 and 2 above.
9

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2003	WM. WRIGLEY JR. COMPANY (Registrant)

By: /s/ RONALD V. WATERS Ronald V. Waters Senior Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, JR. William Wrigley, Jr.	President, Chief Executive Officer, Director

/s/ RONALD V. WATERS Ronald V. Waters	Senior Vice President and Chief Financial Officer

/s/ REUBEN GAMORAN Reuben Gamoran	Vice President and Controller (Principal Accounting Officer)

* John F. Bard	Director

* Howard B. Bernick	Director

* Thomas A. Knowlton	Director

* Penny Pritzker	Director

* Melinda R. Rich	Director

* Steven B. Sample * Alex Shumate	Director Director	*By: /s/ HOWARD MALOVANY Howard Malovany Vice President, Secretary and General Counsel

* Richard K. Smucker	Director	Date: February 13, 2003

10

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14

I, William Wrigley, Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Wm. Wrigley Jr. Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)	fraud, whether or not material, that involves management or other employees who have a significant role in the Company's control; and

6.

The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
/s/ WILLIAM WRIGLEY, JR. William Wrigley, Jr. President and Chief Executive Officer

11

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14

I, Ronald V. Waters, certify that:

1.	I have reviewed this Annual Report on Form 10-K of the Wm. Wrigley Jr. Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.

The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)	fraud, whether or not material, that involves management or other employees who have a significant role in the Company's control; and

6.

The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: February 13, 2003

/s/ RONALD V. WATERS Ronald V. Waters Senior Vice President and Chief Financial Officer
12
EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 23, 2003, included in the Annual Report to Stockholders of Wm. Wrigley Jr. Company for the year ended December 31, 2002.

     Our audits also included the financial statement schedule of Wm. Wrigley Jr. Company listed in Item 15(a) herein.  This schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements pertaining to the Special Investment and Savings Plan for Wrigley Employees [33-15061 (1987) and 33-43738 (1991)], the Wm. Wrigley Jr. Company Management Incentive Plan [33-22788 (1988)] and the 1997 Management Incentive Plan [333-48715 (1998)], respectively, of our report dated January 21, 2003, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2002.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

Chicago, Illinois February 12, 2003
13

WM. WRIGLEY JR. COMPANY

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15 (a))
Reference
Form 10-K Report	Annual Report to Stockholders

Data incorporated by reference from the Annual Report to Stockholders of Wm. Wrigley Jr. Company for the year ended December 31, 2002:	F-1
Consolidated balance sheet at December 31, 2002 and 2001 for the years ended December 31, 2002, 2001 and 2000:	26 - 27
Consolidated statement of earnings	25
Consolidated statement of cash flows	28
Consolidated statement of stockholders' equity	29
Accounting policies and notes to consolidated financial statements	30 - 38

Consolidated financial statement schedule for the years ended:
December 31, 2002, 2001 and 2000 Valuation and qualifying accounts	F-2

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policies note thereto.

      With the exception of the pages listed in the  above index and the  Items referred to in Items 1, 5, 6, 7 and 8 of this Form 10-K Report, the Annual Report to Stockholders for the year ended December 31, 2002, is not to be deemed filed as part of this Form 10-K Report.

F-1

WM. WRIGLEY JR. COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charges to Other Accounts	Deductions (A)	Balance at End of Period

2002:
Allowance for Doubtful accounts	$7,712	$393	---	$2,255	$5,850

2001:
Allowance for Doubtful accounts	$7,065	$1,902	---	$1,255	$7,712

2000:
Allowance for Doubtful accounts	$8,037	$1,047	---	$2,019	$7,065

(A)		Uncollectible accounts written-off, net of recoveries.

F-2

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
(Item 14 (a))
ExhibitNumber	Description of Exhibit

Proxy Statement of Registrant, dated February 11, 2003, for the March 11, 2003 Annual Meeting of Stockholders, is hereby incorporated by reference.

3.	Articles of Incorporation and By-laws.

(i).

Certificate of Incorporation of the Registrant.  The Registrant's Amended and Restated Certificate of Incorporation, effective from March 5, 2002, is incorporated by reference to Exhibit 3(I) of the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

(ii).

By-laws of the Registrant.  The Registrant's Amended and Restated By-laws, effective March 5, 2002, is incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non-Employee Directors' Death Benefit Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).	Stock Deferral Plan for Non-Employee Directors (formerly Stock Retirement Plan for Non-Employee Directors) as amended, is attached hereto as Exhibit 10(e).

10(f).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant's Amended Management Incentive Plan, effective from March 5, 2002, is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

10(g).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

13.	2002 Annual Report to Stockholders of the Registrant.

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

23.	Consent of Independent Auditors. (See page 13)

24.	Power of Attorney attached hereto as Exhibit 24.

99.	(i) Forward-Looking Statements.

(ii)

Certification of Mr. William Wrigley, Jr., President and Chief Executive Officer, and Mr. Ronald V. Waters, Senior Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code, are attached hereto as Exhibit 99(ii).

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.