Form 10-Q
period 2003-03-31
WRIGLEY WM JR CO
filed 2003-05-15
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period to

For the Quarter Ended March 31, 2003 Commission file number 1-800

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

YES ☒ NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined under rule 12b-2 of the Securities and Exchange Act of 1934).
YES ☒ NO ☐
183,676,032 shares of Common Stock and 41,383,463 shares of Class B Common Stock were outstanding as of April 15, 2003.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CONSOLIDATED BALANCE SHEET (CONDENSED) AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

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

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - William Wrigley, Jr.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Ronald V. Waters

Table of Contents

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Three Months Ended March 31, 2003 and 2002	2

Consolidated Statement of Cash Flows (Condensed) for the Three Months Ended March 31, 2003 and 2002	3

Consolidated Balance Sheet (Condensed) as of March 31, 2003 and December 31, 2002	4

Notes to Consolidated Financial Statements (Condensed)	5 - 6

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	7 - 8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	9

Item 4 - Controls and Procedures	9

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security	10

Item 6 - Exhibits and Reports on Form 8-K	10

SIGNATURES	11

Certifications of Disclosure Pursuant to 17 C.F.R. 240.13a-14 or 15d-14	12 - 13
*
INDEX TO EXHIBITS	14

Exhibits 99(a) (i) and (ii)	15 - 16

Table_Of_Contents FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)

	Three Months Ended March, 31
	2003	2002

Net sales	$672,393	599,026

Cost of sales	275,280	250,708

Gross profit	397,113	348,318

Selling, general and administrative expense	255,749	224,887

Operating income	141,364	123,431

Investment income	1,530	1,797

Other expense	(220)	(656)

Earnings before income taxes	142,674	124,572

Income taxes	45,655	39,240

Net earnings	$97,019	85,332

Net earnings per average share
of common stock(basic and diluted)	$0.43	0.38

Dividends declared per share
of common stock	$0.220	0.205

Average number of shares
outstanding for the period	225,054	224,969

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

2

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
Three Months Ended March 31,

2003	2002

OPERATING ACTIVITIES
Net earnings	$97,019	85,332
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	25,416	19,770
Gain /(loss) on sales of property, plant,
and equipment	33	60
(Increase) decrease in:
Accounts receivable	(4,738)	(36,290)
Inventories	(29,143)	(29,249)
Other current assets	(20,981)	(11,635)
Other assets and deferred charges	10,610	(4,814)
Increase (decrease) in:
Accounts payable	15,714	(2,351)
Accrued expenses	(11,576)	25,075
Income and other taxes payable	8,809	14,036
Deferred taxes	1,965	(497)
Other noncurrent liabilities	3,929	7,276

Net cash provided by operating activities	97,057	66,713

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(29,402)	(47,711)
Proceeds from property retirements	586	1,590
Purchases of short-term investments	(6,495)	(15,597)
Maturities of short-term investments	9,449	19,364

Net cash used in investing activities	(25,862)	(42,354)

FINANCING ACTIVITIES
Dividends paid	(46,145)	(42,745)
Net purchases of common stock	(7,134)	(1,248)

Net cash used in financing activities	(53,279)	(43,993)

Effect of exchange rate changes on cash and
cash equivalents	(1,376)	(1,872)

Net increase in cash and cash equivalents	16,540	(21,506)
Cash and cash equivalents at beginning of period	279,276	307,785

Cash and cash equivalents at end of period	$295,816	286,279

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$31,971	27,197

Interest paid	$553	390

Interest and dividends received	$1,535	1,736

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.
3
Table_Of_Contents FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED) (Unaudited)
March 31,	December 31,
2003	2002

Current assets:
Cash and cash equivalents	$295,816	279,276
Short-term investments, at amortized cost	22,334	25,621
Accounts receivable
(less allowance for doubtful accounts;
3/31/03 - $5,569; 12/31/02 - $5,850)	319,611	312,919
Inventories -
Finished goods	120,726	88,583
Raw materials and supplies	231,380	232,613

352,106	321,196

Other current assets	69,353	47,720
Deferred income taxes - current	19,054	19,560

Total current assets	1,078,274	1,006,292

Marketable equity securities at fair value	16,275	19,411
Deferred charges and other assets	203,738	213,483
Deferred income taxes - noncurrent	33,735	33,000

Property, plant, and equipment, at cost	1,522,189	1,491,749
Less accumulated depreciation	681,981	655,639

Net property, plant, and equipment	840,208	836,110

Total assets	$2,172,230	2,108,296

Current liabilities:
Accounts payable	$114,442	97,705
Accrued expenses	160,797	172,137
Dividends payable	49,485	46,137
Income and other taxes payable	74,460	66,893
Deferred income taxes - current	3,041	3,215
Total current liabilities	402,225	386,087

Deferred income taxes - noncurrent	72,282	70,589
Other noncurrent liabilities	134,242	129,044

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued -- None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	191,028 shares at 3/31/03
190,898 shares at 12/31/02	12,728	12,719
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
41,413 shares at 3/31/03
41,543 shares at 12/31/02	2,768	2,777
Additional paid-in capital	6,377	4,209
Retained earnings	1,950,920	1,902,990
Common stock in treasury, at cost -
(3/31/03 - 7,408 shares; 12/31/02 -- 7,385 shares)	(304,956)	(297,156)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(112,903)	(112,303)
Gain (loss) on derivative contracts	309	(853)
Unrealized holding gains on marketable
equity securities	8,238	10,193

Total accumulated other comprehensive income	(104,356)	(102,963)

Total stockholders' equity	1,563,481	1,522,576

Total liabilities & stockholders' equity	$2,172,230	2,108,296

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

Table_Of_Contents

	FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three-month period ended March 31, 2003 and 2002, respectively, the Consolidated Statement of Cash Flows (Condensed) for the three-month period ended March 31, 2003 and 2002, and the Consolidated Balance Sheet (Condensed) at March 31, 2003, are unaudited. In the Company's opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2002 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2002 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2002 have been reclassified to conform to the 2003 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

As of December 31, 2002, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 148, the Company is required to disclose in the interim financial statements the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In the first quarter 2003, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock. As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock compensation plans.

				First Quarter Three Months Ended
				3/31/2003	3/31/2002

	Net earnings as reported			$97,019	85,332

	Add:	Stock-based compensation expense included in net earnings, net of tax		$2,272	1,135

	Deduct:	Total stock-based compensation expense determined under fair value method all awards, net of tax		$(5,555)	(3,323)

	Pro forma net earnings			$93,736	83,144

	Basic and diluted earnings per share As reported Pro forma		$ $	0.43 0.42	0.38 0.37

4.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

				Decrease to Stockholders' Equity
	First Quarter			2003	2002
	Balance at January 1			$112,303	149,310
	Translation adjustment for the first quarter			600	9,052
	Balance at March 31			$112,903	158,362

5

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

5.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended March 31,

		2003	2002

Net earnings		$97,019	85,332

Other comprehensive income (loss)
before tax:
Foreign currency
translation adjustments		(664)	(9,550)
Unrealized holding losses on securities		(3,007)	(1,153)
Gain (loss) on derivative contracts		1,785	(1,100)

Other comprehensive loss, before tax		(1,886)	(11,803)
Income tax benefit related to items of other
comprehensive income		488	1,247

Other comprehensive loss, next of tax		(1,398)	(10,556)

Total comprehensive income		$95,621	74,776

6.	Segment Information

Management organizes the Company's chewing gum and other confectionery business based on geographic regions. Information by geographic region is as follows (in thousands of dollars):

Net Sales		Three Months Ended March 31,
		2003	2002
Americas, principally U.S.		$261,320	244,812
EMEAI, principally Europe		294,606	240,863
Asia		89,788	88,821
Pacific		22,592	19,379
All Other		4,087	5,151

Net Sales		$672,393	599,026

"All Other" net sales consists primarily of sales of gum base to customers and sales for Wrigley Healthcare.

Operating Income		Three Months Ended March 31,
		2003	2002
Americas, principally U.S.		$62,443	55,303
EMEAI, principally Europe		72,837	68,004
Asia		30,613	25,545
Pacific		6,934	5,604
All Other		(31,463)	(31,025)

Net Sales		$141,364	123,431

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating results for Wrigley Healthcare.

6

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter were $672.4 million, an increase of $73.4 million or 12% versus the second quarter of 2002. Higher worldwide shipments increased net sales by 4%. Selected selling price increases primarily in the International regions increased net sales by approximately 1%. Translation of stronger foreign currencies, primarily in Europe, to the weaker U.S. dollar increased net sales by approximately 7%.

Costs of Sales and Gross Profit
Cost of sales for the first quarter was $275.3 million, an increase of $24.6 million or 10% versus the first quarter of 2002. Higher shipments increased cost of sales by 4%. Slightly lower product costs decreased cost of sales by 1%, but were offset by slightly higher costs due to product mix. Translation of foreign currencies, primarily in Europe, to a weaker U.S. dollar increased cost of sales by 6%.

Gross profit was $397.1 million, an increase of $48.8 million or 14% from the same period last year. The gross profit margin on net sales was 59.1%, up from 58.1% in the first quarter of 2002. The 1.0 percentage point increase was due primarily to selected selling price increases and slightly lower product costs.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (SG&A) for the first quarter were $255.7 million, up $30.9 million or 14% from the same period last year. Excluding the impact of foreign currency translation, consolidated SG&A expenses were up 8%. Higher brand support, driven primarily by increased merchandising and promotion spending in the U.S. and Europe in support of new products, increases SG&A by 4%. Higher selling and other marketing expenses to support growth in key geographies increased SG&A by 2%. Finally, general and administrative expenses increased SG&A by 2%. This increase included higher investments in new technology and research and development spending.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended March 31,
	2003	2002
Advertising	12.8%	13.8%
Merchandising and Promotion/Other	6.3%	4.9%
Total Brand Support	19.1%	18.7%
Selling and Other Marketing	10.4%	10.1%
General and Administrative	8.5%	8.7%
Total	38.0%	37.5%

"Other" expenses reported in merchandising and promotion include brand research spending and royalty fees paid to third parties.

Investment Income

Investment income for the first quarter was $1.5 million compared to $1.8 million for the first quarter of last year. The decrease was due primarily to lower worldwide yields.

Income Taxes

Income taxes for the first quarter were $45.7 million, up $6.4 million or 16% from the first quarter of 2002. Pretax earnings were $142.7 million, an increase of $18.1 million or 15%. The consolidated effective tax rate was 32.0% compared to 31.5% for the same period last year. The increase is mainly due to the mix of pretax earnings and higher U.S. taxes on repatriation of foreign earnings.

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2 (Cont'd)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net Earnings
Consolidated net earnings for the first quarter of 2003 totaled $97.0 million or $0.43 per share compared to last year's net earnings of $85.3 million or $0.38 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first three months of 2003 was $97.1 million compared with $66.7 million for the same period in 2002. The increase is primarily due to higher earnings and timing of funding of stockholder-approved management incentive programs. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.6 to 1 at March 31, 2003 and December 31, 2002.

Additions to Property, Plant, and Equipment
Capital expenditures for the first quarter were $29.4 million compared to $47.7 million in the first quarter last year. The decrease was due primarily to higher spending in the first quarter 2002 to increase worldwide manufacturing capacity and investment in information technology. For the full year 2003, capital expenditures are expected to be slightly below 2002 levels and are also planned to be funded from the Company's cash flow from operations.

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

Forward-Looking Statements
Statements contained in this report may be considered to be forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements to comply with the safe harbor under the Act. The Company notes that a variety of factors could cause actual results to differ materially from the anticipated results or expectations expressed in these forward-looking statements.

Important factors that may influence the operations, performance, development and results of the Company's business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or under utilization of manufacturing capacity; destruction of all or part of manufacturing facilities; labor strikes or unrest; political or economic instability in local markets; war or acts of terrorism; competition and other industry trends; retention of preferred retail space; effectiveness of marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; and accounting policies and practices.

We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 4 - Controls and Procedures

As of May 3, 2003, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. Additionally, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Table_Of_Contents

FORM 10-Q

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security

The Annual Meeting of Stockholders of the Company as held on March 11, 2003 to consider the following proposals:

    Election of Three Class I Directors to serve on the Board until the Annual Meeting in 2006; and
    To ratify the appointment of independent auditors for the year ending December 31, 2003.

The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

Proposal 1. Election of Three Class I Directors. With each class of stock voting together, a total of 529,863,303 votes were submitted for the election of each nominee as Class I Directors to serve on the Board until the Annual Meeting in 2006 as follows:

Nominee	For	Withheld
John F. Bard	527,910,787	1,952,516
Howard B. Bernick	523,676,821	6,186,482
Melinda R. Rich	523,639,631	6,223,672

Proposal 2. Ratification of Appointment of Independent Auditors. With each class of stock voting together, a total of 529,863,303 votes were submitted for the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2003, as follows:

For 519,674,181	Against 9,033,512	Abstain 1,155,610

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits reference is made to the Index of Exhibits on page 14.
(b)  The Company did not file a Form 8-K for the three month period ended March 31, 2003.

Table_Of_Contents

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

	By	/s/ Reuben Gamoran
Reuben Gamoran Vice President and Controller Authorized Signatory and Chief Accounting Officer

Date May 15, 2003

Table_Of_Contents

FORM 10-Q

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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

Date: May 15, 2003
/s/ William Wrigley, Jr.
William Wrigley, Jr. President and Chief Executive Officer

Table_Of_Contents

FORM 10-Q

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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

Date: May 15, 2003

/s/ Ronald V. Waters
Ronald V. Waters Senior Vice President and Chief Financial Officer

Table_Of_Contents

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and By-laws.

(i).

Certificate of Incorporation of the Registrant. The Registrant's Amended and Restated Certificate of Incorporation effective from March 5, 2002 is incorporated by reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

(ii).

By-laws of the Registrant. The Registrant's Amended and Restated By-laws effective March 5, 2002 is incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non-Employee Directors' Death Benefit Plan. Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).

Stock Deferral Plan for Non-Employee Directors (formerly Stock Retirement Plan For Non-Employee Directors) as amended, is incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002.

10 (f).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant's Amended Management Incentive Plan, effective from March 5, 2002, is incorporated by reference to the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

10 (g).

Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001.

99.	Additional Exhibits

99(a).	(i) Certification of Mr. William Wrigley, Jr., President and Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code.

(ii) Certification of Mr. Ronald V. Waters III, Senior Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code.

For copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

(99) ADDITIONAL EXHIBITS

(99)(a) (i) Certification of Mr. William Wrigley, Jr., pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code

I, William Wrigley, Jr., the Chief Executive Officer of Wm. Wrigley Jr. Company (the "Company"), certify that to the best of my knowledge:

(i)

the Quarterly Report of the Company on the Form 10-Q, dated May 15, 2003, for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Wrigley, Jr.
William Wrigley, Jr. President and Chief Executive Officer

Dated the 15th day of May, 2003

A signed original of this written statement required by Section 1350 of Chapter 63 of Title 8 of the United States Code has been provided to the company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(99) ADDITIONAL EXHIBITS

(99)(a) (ii) Certification of Mr. Ronald V. Waters, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code

I, Ronald V. Waters, the Chief Financial Officer of Wm. Wrigley Jr. Company (the "Company"), certify that to the best of my knowledge:

(i)

the Quarterly Report of the Company on the Form 10-Q, dated May 15, 2003, for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald V. Waters
Ronald V. Waters Senior Vice President and Chief Financial Officer

Dated the 15th day of May, 2003

A signed original of this written statement required by Section 1350 of Chapter 63 of Title 8 of the United States Code has been provided to the company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

