Form 10-Q
period 2003-06-30
WRIGLEY WM JR CO
filed 2003-08-14
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period to

For the Quarter Ended June 30, 2003 Commission file number 1-800

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
YES ☒ NO ☐
183,833,875 shares of Common Stock and 41,229,917 shares of Class B Common Stock were outstanding as of July 15, 2003.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) FOR THREE MONTHS ENDED MARCH 31, 2003 AND SIX MONTHS ENDED JUNE 30, 200

CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) FOR SIX MONTHS ENDED JUNE 30, 2003 AND 2002

CONSOLIDATED BALANCE SHEET (CONDENSED) AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14(a) or 15a-14(a) - William Wrigley, Jr.

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14(a) or 15a-14(a) - Ronald V. Waters

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - William Wrigley, Jr.

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Ronald V. Waters

Table of Contents

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Three Months Ended March 31, 2003 and Six Months Ended June 30, 2003	2

Consolidated Statement of Cash Flows (Condensed) for the Six Months Ended June 30, 2003 and 2002	3

Consolidated Balance Sheet (Condensed) as of June 30, 2003 and December 31, 2002	4

Notes to Consolidated Financial Statements (Condensed)	5 - 7

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	8 - 9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	10

Item 4 - Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	11

SIGNATURES	12

INDEX TO EXHIBITS	13

Exhibits 31 (a) and (b)	14 - 15

Exhibits 32 (a) and (b)	16 - 17

Table_Of_Contents FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)

	Three Months Ended March 31,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$792,614	708,467	$1,465,007	1,307,493

Cost of sales	319,579	287,837	594,859	538,545

Gross profit	473,035	420,630	870,148	768,948

Selling, general and administrative expense	292,015	256,998	547,764	481,885

Operating income	181,020	163,632	322,384	287,063

Investment income	2,871	2,040	4,401	3,837

Other income (expense)	1,301	(5,136)	1,081	(5,792)

Earnings before income taxes	185,192	160,536	327,866	285,108

Income taxes	59,262	50,569	104,917	89,809

Net earnings	$125,930	109,967	$222,949	195,299

Net earnings per average share
of common stock(basic and diluted)	$0.56	0.49	$0.99	0.87

Dividends declared per share
of common stock	$0.22	0.205	$0.44	0.41

Average number of shares
Outstanding for the period	225,111	225,180	225,082	225,075

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

2

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
Six Months Ended June 30,

2003	2002

OPERATING ACTIVITIES
Net earnings	$222,949	195,299
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	50,271	41,120
Gain/(loss) on sales of property, plant,
and equipment	108	(201)
(Increase) decrease in:
Accounts receivable	7,940	(40,855)
Inventories	(26,840)	(39,419)
Other current assets	(14,617)	(5,761)
Other assets and deferred charges	4,129	(10,082)
Increase (decrease) in:
Accounts payable	20,176	(7,165)
Accrued expenses	(4,730)	36,690
Income and other taxes payable	(9,896)	8,795
Deferred taxes	2,267	(791)
Other noncurrent liabilities	4,432	10,502

Net cash provided by operating activities	256,189	188,132

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(66,670)	(90,315)
Proceeds from property retirements	1,464	2,536
Purchases of short-term investments	(17,756)	(24,518)
Maturities of short-term investments	21,545	27,120

Net cash used in investing activities	(61,417)	(85,177)

FINANCING ACTIVITIES
Dividends paid	(95,683)	(88,875)
Net purchases of common stock	(2,639)	(5,305)

Net cash used in financing activities	(98,322)	(94,180)

Effect of exchange rate changes on cash and
cash equivalents	1,982	9,884

Net increase in cash and cash equivalents	98,432	18,659
Cash and cash equivalents at beginning of period	279,276	307,785

Cash and cash equivalents at end of period	$377,708	326,444

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$107,692	84,666

Interest paid	$1,032	818

Interest and dividends received	$4,408	3,768

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.
3
Table_Of_Contents FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED) (Unaudited)
June 30,	December 31,
2003	2002

Current assets:
Cash and cash equivalents	$377,708	279,276
Short-term investments, at amortized cost	22,397	25,621
Accounts receivable
(less allowance for doubtful accounts;
6/30/03 - $7,302; 12/31/02 - $5,850)	316,861	312,919
Inventories -
Finished goods	112,640	88,583
Raw materials and supplies	243,823	232,613

356,463	321,196

Other current assets	68,184	47,720
Deferred income taxes - current	23,234	19,560

Total current assets	1,164,847	1,006,292

Marketable equity securities at fair value	17,135	19,411
Deferred charges and other assets	212,990	213,483
Deferred income taxes - noncurrent	32,660	33,000

Property, plant, and equipment, at cost	1,586,049	1,491,749
Less accumulated depreciation	715,635	655,639

Net property, plant, and equipment	870,414	836,110

Total assets	$2,298,046	2,108,296

Current liabilities:
Accounts payable	$122,445	97,705
Accrued expenses	181,250	172,137
Dividends payable	49,524	46,137
Income and other taxes payable	55,433	66,893
Deferred income taxes - current	3,065	3,215
Total current liabilities	411,717	386,087

Deferred income taxes - noncurrent	74,565	70,589
Other noncurrent liabilities	136,770	129,044

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued -- None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	191,205 shares at 6/30/03
190,898 shares at 12/31/02	12,740	12,719
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
41,236 shares at 6/30/03
41,543 shares at 12/31/02	2,756	2,777
Additional paid-in capital	7,351	4,209
Retained earnings	2,027,696	1,902,990
Common stock in treasury, at cost -
(6/30/03 - 7,190 shares; 12/31/02 -- 7,385 shares)	(296,561)	(297,156)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(86,938)	(112,303)
Loss on derivative contracts	(1,431)	(853)
Unrealized holding gains on marketable
equity securities	9,381	10,193

Total accumulated other comprehensive income	(78,988)	(102,963)

Total stockholders' equity	1,674,994	1,522,576

Total liabilities & stockholders' equity	$2,298,046	2,108,296

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

Table_Of_Contents

	FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and six month periods ended June 30, 2003 and 2002, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 2003 and 2002, and the Consolidated Balance Sheet (Condensed) at June 30, 2003, are unaudited. In the Company's opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2002 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2002 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2002 have been reclassified to conform to the 2003 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

As of December 31, 2002, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 148, the Company is required to disclose in the interim financial statements the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In 2003, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock. As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock compensation plans.

				Second Quarter Three Months Ended		Second Quarter Six Months Ended
				6/30/2003	6/30/2002	6/30/2003	6/30/2002

	Net earnings as reported			$125,930	109,967	222,949	195,299

	Add:	Stock-based compensation expense included in net earnings, net of tax		$1,917	1,577	4,189	2,712

	Deduct:	Total stock-based compensation expense under fair value method all awards, net of tax		$(5,515)	(4,264)	(11,070)	(7,587)

	Pro forma net earnings			$122,332	107,280	216,068	190,424

	Basic and diluted earnings per share As reported Pro forma		$ $	0.56 0.54	0.49 0.48	0.99 0.96	0.87 0.85

	All amounts in thousands except per share values.
5

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

4.		An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

	Increase to Stockholders' Equity
Second Quarter	2003		2002

Balance at April 1	$112,903		158,362
Translation adjustment for the second quarter	(25,965)		(32,567)

Balance at June 30	$86,938		125,795

	Increase to Stockholders' Equity
Six Months	2003		2002

Balance at January 1	$112,303		149,310
Translation adjustment for the first six months	(25,365)		(23,515)

Balance at June 30	$86,938		125,795

5.		An analysis of comprehensive income is provided below (in thousands of dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings	$125,930	109,967	222,949	195,299
Changes in other comprehensive income, before tax:
Foreign currency translation adjustments	23,371	29,905	22,707	20,355
Unrealized holding gains (losses) on securities	1,760	(3,998)	(1,247)	(5,151)
Gain (loss) on derivative contracts	(2,560)	111	(775)	(989)
Changes in other comprehensive income, before tax	22,571	26,018	20,685	14,215
Changes in income tax benefit related to items of other comprehensive income	2,802	4,027	3,290	5,274
Changes in other comprehensive income, net of tax	25,373	30,045	23,975	19,489

Total comprehensive income	$151,303	140,012	246,924	214,788

6

Table_Of_Contents

FORM 10-Q PART I -- FINANCIAL INFORMATION -- ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)
6.	Segment Information

	Management organizes the Company's chewing gum and other confectionery business based on geographic regions. Information by geographic region is as follows (in thousands of dollars):

	Net Sales	Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002

	Americas, principally U.S.	$310,987	301,861	572,307	546,673
	EMEAI, principally Europe	377,480	296,037	672,086	536,900
	Asia	76,934	84,368	166,722	173,189
	Pacific	23,219	21,940	45,811	41,319
	All Other	3,994	4,261	8,081	9,412

	Net Sales	$792,614	708,467	1,465,007	1,307,493

	"All Other" net sales consists primarily of sales of gum base to customers and sales for Wrigley Healthcare.

	Operating Income	Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002

	Americas, principally U.S.	$78,485	82,680	140,928	137,983
	EMEAI, principally Europe	112,036	89,167	184,873	157,171
	Asia	19,106	22,135	49,719	47,680
	Pacific	7,051	3,844	13,985	9,448
	All Other	(35,658)	(34,194)	(67,121)	(65,219)

	Operating Income	$181,020	163,632	322,384	287,063

"All Other" operating income includes corporate expenses, such as costs related to research and development, information systems, and certain administrative functions and operating losses for Wrigley Healthcare.

7

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter were $792.6 million, up $84.1 million or 12% versus the second quarter of 2002. Higher worldwide shipments increased sales revenue by 3%. Additionally, selected selling price increases, primarily in the International regions, increased sales by approximately 2%. Translation of stronger foreign currencies, primarily in Europe, to the weaker U.S. dollar increased net sales by approximately 7%.

Net sales for the first six months were $1,465.0 million, up $157.5 million or 12% versus the first six months of 2002. Higher worldwide shipments increased sales revenue by approximately 4%. In addition, selected selling price increases, primarily in the International regions, increased sales by approximately 1%. Translation of foreign currencies to a weaker U.S. dollar increased sales by approximately 7%.

Costs of Sales and Gross Profit
Cost of sales for the second quarter was $319.6 million, up $31.7 million or 11% versus the second quarter of 2002. Higher shipments increased cost of sales by 3%. Additionally, unfavorable product mix increased cost of sales by 1%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by 7%.

Gross profit for the quarter was $473.0 million, up $52.4 million or 12% from the same period last year. The gross profit margin was 59.7%, up slightly from 59.4% in the second quarter of 2002.

Cost of sales for the first six months was $594.9 million, up $56.3 million or 10% versus the first six months of 2002. Higher shipments increased cost of sales by 4%. Product cost/mix for the first six months of 2003 was essentially the same as last year. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by approximately 6%.

Gross profit for the first six months was $870.1 million, up $101.2 million or 13% from the same period last year. The gross profit margin was 59.4%, up from 58.8% in the first six months of 2002.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses (SG&A) for the second quarter were $292.0 million, up $35.0 million or 14% from the same period last year. Excluding the impact of foreign currency translation, consolidated SG&A were up 7%. Higher brand support, driven primarily by increased merchandising and promotion spending in the U.S. and Europe in support of new products, increased SG&A by 2%. Higher selling and other marketing expenses to support growth in key geographies increased SG&A by 2%. Finally, general and administrative expenses increased SG&A by 3%. This increase included higher investments in new technology and research and development spending.

For the first six months of 2003, SG&A were $547.8 million, up $65.9 million or 14% from the same period last year. Excluding the impact of foreign currency translation, consolidated SG&A were up 8%. Higher brand support, driven primarily by increased merchandising and promotion spending in support of new products, increased SG&A by 3%. Higher selling and other marketing expenses increased SG&A by 3% due to investment in key geographies primarily in Europe and the U.S. Finally, general and administrative expenses increased SG&A by 2%, driven primarily by investments in information technology and research and development spending.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Advertising	12.3%	13.7%	12.5%	13.8%
Merchandising and Promotion/Other	6.5%	5.2%	6.5%	5.0%
Total Brand Support	18.8%	18.9%	19.0%	18.8%
Selling and Other Marketing	9.7%	9.3%	10.0%	9.7%
General and Administrative	8.3%	8.1%	8.4%	8.4%
Total	36.8%	36.3%	37.4%	36.9%
"Other" expenses reported in merchandising and promotion include brand research spending and royalty fees paid to third parties.
8

Table_Of_Contents

FORM 10-Q
PART I -- FINANCIAL INFORMATION -- ITEM 2 (Cont'd)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investment Income

Investment income for the second quarter was $2.9 million, up $0.8 million or 41% versus the second quarter of last year. Investment income for the first six months of 2003 was $4.4 million, up $0.6 million or 15% versus the first six months of last year. The increase for both the second quarter and the first six months of 2003 reflect gains from the sale of marketable equity securities, which were primarily offset by lower worldwide yields on cash and short-term investments.

Other Income/Expense

Other income for the second quarter was $1.3 million, compared to other expense of $5.1 million for the second quarter last year. Other income for the first six months of 2003 was $1.1 million, compared to other expense of $5.8 million for the first six months of last year. The improved results for both quarter and year-to-date were driven primarily by market driven portfolio gains in 2003, compared with losses in 2002, associated with the cash surrender value of company-owned life insurance, and 2002 foreign currency transaction losses in Europe.

Income Taxes

Income taxes for the second quarter were $59.3 million, up $8.7 million or 17% from the second quarter of 2002. Pretax earnings were $185.2 million, an increase of $24.7 million or 15%. Income taxes for the first six months were $104.9 million, up $15.1 million or 17% from the first six months 2002. Pretax earnings were $327.9 million, an increase of $42.8 million or 15%. The consolidated effective tax rates were 32.0% for the second quarter and first six months, compared to 31.5% for the same period last year. The increase in the effective tax rate is mainly due to the mix of pretax earnings and higher U.S. taxes on repatriation of foreign earnings.

Net Earnings

Consolidated net earnings for the second quarter of 2003 totaled $125.9 million or $0.56 per share compared to last year's net earnings of $110.0 million of $0.49 per share for the same period.

Consolidated net earnings for the first six months of 2003 totaled $222.9 million or $0.99 per share compared to last year's net earnings of $195.3 million or $0.87 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first six months of 2003 was $256.2 million compared with $188.1 million for the same period in 2002. The change in net cash provided by operating activities is due to increased net earnings and reduced levels of working capital investment in 2003 versus 2002. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.7 to 1 on June 30, 2003 and 2.6 on December 31, 2002.

Additions to Property, Plant and Equipment

Capital expenditures for the first six months of 2003 were $66.7 million compared to $90.3 million in 2002. The decrease in 2003 versus 2002 was due to lower spending on worldwide manufacturing capacity and investments in information technology. For the full year 2003, capital expenditures are expected to be slightly below 2002 levels and also planned to be funded from the Company's cash flow from operations.

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

Item 4 - Controls and Procedures

Disclosure Control and Procedures

As of June 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. Additionally, there have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

Table_Of_Contents

FORM 10-Q

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits reference is made to the Exhibit Index on page 13.

(b)

On April 22, 2003, the Company filed a report on Form 8-K. The report contained a press release issued by the Company, regarding the Company's result of operations and financial condition for the fiscal quarter ended March 31, 2003.

(c)

On May 1, 2003, the Company filed a report on Form 8-K. The report disclosed that William Wrigley, Jr., President and chief Executive Officer of the Company and Trustee of certain Wrigley family trusts established a pre-arranged trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934.

Table_Of_Contents

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

	By	/s/ Reuben Gamoran
Reuben Gamoran Vice President and Controller Authorized Signatory and Chief Accounting Officer

Date August 14, 2003

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

31.	Rule 13a-14(a)/15a-14(a) Certifications

31 (a).	Certification of Mr. William Wrigley, Jr., President and Chief Executive Officer

31 (b).	Certification of Mr. Ronald V. Waters, Senior Vice President and Chief Financial Officer

32.	Section 1350 Certifications

32(a).	Certification of Mr. William Wrigley, Jr., President and Chief Executive Officer

32(b)	Certification of Mr. Ronald V. Waters, Senior Vice President and Chief Financial Officer

For copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

13

31. Rule 13a-14(a) or 15A-14(A) Certifications

31(a). Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14(a) or 15a-14(a)

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"); and

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

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
/s/ William Wrigley, Jr.
William Wrigley, Jr. President and Chief Executive Officer

14

31. Rule 13a-14(A) or 15A-14(A) Certifications

31(b). Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14(a) or 15a-14(a)

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"); and

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

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

/s/ Ronald V. Waters
Ronald V. Waters Senior Vice President and Chief Financial Officer
15
(32) SECTION 1350 CERTIFICATIONS

(32)(a) Certification of Mr. William Wrigley, Jr., pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code

I, William Wrigley, Jr., the Chief Executive Officer of Wm. Wrigley Jr. Company (the "Company"), certify that to the best of my knowledge:

(i)

the Quarterly Report of the Company on the Form 10-Q, dated August 14, 2003, for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William Wrigley, Jr.
William Wrigley, Jr. President and Chief Executive Officer
Dated the 14th day of August, 2003

(32) SECTION 1350 CERTIFICATIONS

(32)(b) Certification of Mr. Ronald V. Waters, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code

I, Ronald V. Waters, the Chief Financial Officer of Wm. Wrigley Jr. Company (the "Company"), certify that to the best of my knowledge:

(i)

the Quarterly Report of the Company on the Form 10-Q, dated August 14, 2003, for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald V. Waters
Ronald V. Waters Senior Vice President and Chief Financial Officer

Dated the 14th day of August, 2003
17