Form 10-Q
period 2003-09-30
WRIGLEY WM JR CO
filed 2003-11-14
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

For the Quarter Ended September 30, 2003 Commission file number 1-800

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

YES ☒ NO ☐

183,671,467 shares of Common Stock and 41,085,459 shares of Class B Common Stock were outstanding as of October 15, 2003.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

CONSOLIDATED BALANCE SHEET (CONDENSED) AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14(a) or 15d-14(a) - William Wrigley, Jr.

Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14(a) or 15d-14(a) - Ronald V. Waters

Certification Pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code - William Wrigley, Jr.

Certification Pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code - Ronald V. Waters III

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Three and Nine Months Ended September 30, 2003 and 2002	2

Consolidated Statement of Cash Flows (Condensed) for the Nine Months Ended September 30, 2003 and 2002	3

Consolidated Balance Sheet (Condensed) as of September 30, 2003 and December 31, 2002	4

Notes to Consolidated Financial Statements (Condensed)	5 - 7

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	8 - 10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	11

Item 4 - Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	12

SIGNATURES	13

INDEX TO EXHIBITS	14

Rule 13a-14(a) or 15a-14(a) Certifications	15 - 16

Section 1350 Certifications	17 - 18

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net Sales	$782,877	699,511	2,247,884	2,007,004

Cost of Sales	336,613	296,993	931,472	835,538

Gross Profit	446,264	402,518	1,316,412	1,171,466

Selling, General and Administrative Expense	278,803	261,014	826,567	742,899

Operating Income	167,461	141,504	489,845	428,567

Investment Income	1,953	2,326	6,354	6,163

Other Expense	(3,138)	(876)	(2,057)	(6,668)

Earnings before Income Taxes	166,276	142,954	494,142	428,062

Income Taxes	53,208	44,490	158,125	134,299

Net Earnings	$113,068	98,464	336,017	293,763

Net Earnings per average share
of Common Stock (basic and diluted)	$0.50	0.44	1.49	1.30

Dividends declared per share
of Common Stock	$0.22	0.205	0.66	0.615

Average number of shares
outstanding for the period	224,886	225,308	225,016	225,154

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)

	Nine Months Ended September 30,

	2003	2002

OPERATING ACTIVITIES
Net Earnings	$336,017	293,763
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	80,394	63,506
Loss on retirements of property, plant,
and equipment	6,291	564
(Increase) decrease in:
Accounts receivable	(3,460)	(20,396)
Inventories	(33,652)	(80,697)
Other current assets	(6,270)	(3,692)
Other assets and deferred charges	4,970	(1,320)
Increase (decrease) in:
Accounts payable	32,629	(13,092)
Accrued expenses	5,341	54,795
Income and other taxes payable	142	10,880
Deferred taxes	4,806	(1,322)
Other noncurrent liabilities	7,551	7,189

Net cash provided by operating activities	$434,759	310,178

INVESTING ACTIVITIES
Additions to property, plant, and equipment	$(116,012)	(147,172)
Proceeds from retirements of property, plant and equipment	3,930	4,687
Purchases of short-term investments	(28,273)	(31,161)
Maturities of short-term investments	32,720	33,697

Net cash used in investing activities	(107,635)	(139,949)

FINANCING ACTIVITIES
Dividends paid	(145,186)	(135,064)
Net purchases of common stock	(28,126)	(5,649)

Net cash used in financing activities	(173,312)	(140,713)

Effect of exchange rate changes on cash and
cash equivalents	849	4,606

Net increase in cash and cash equivalents	154,661	34,122
Cash and cash equivalents at beginning of period	279,276	307,785

Cash and cash equivalents at end of period	$433,937	341,907

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$146,913	132,675

Interest paid	$1,437	1,290

Interest and dividends received	$6,347	6,011

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED)

(Unaudited) September 30, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$433,937	279,276
Short-term investments, at amortized cost	22,453	25,621
Accounts receivable
(less allowance for doubtful accounts; 9/30/03 - $7,866; 12/31/02 - $5,850)	330,149	312,919
Inventories -
Finished goods	117,863	88,583
Raw materials and supplies	246,908	232,613

364,771	321,196

Other current assets	55,816	47,720
Deferred incomes taxes - current	19,952	19,560

Total current assets	1,227,078	1,006,292

Marketable equity securities at fair value	14,731	19,411
Deferred charges and other assets	212,592	213,483
Deferred income taxes - noncurrent	34,717	33,000

Property, plant and equipment, at cost	1,622,103	1,491,749
Less accumulated depreciation	740,672	655,639

Net property, plant, and equipment	881,431	836,110

Total assets	$2,370,549	2,108,296

Current liabilities:
Accounts payable	$135,730	97,705
Accrued expenses	186,294	172,137
Dividends payable	49,450	46,137
Income and other taxes payable	65,392	66,893
Deferred income taxes - current	2,864	3,215

Total current liabilities	439,730	386,087

Deferred income taxes - noncurrent	77,373	70,589
Other noncurrent liabilities	140,493	129,044

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	191,341 shares at 9/30/03
190,898 shares at 12/31/02	12,748	12,719
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
41,100 shares at 9/30/03
41,543 shares at 12/31/02	2,748	2,777
Additional paid-in capital	7,587	4,209
Retained earnings	2,091,750	1,902,990
Common stock in treasury, at cost -
(9/30/03 - 7,719 shares; 12/31/02 - 7,385 shares)	(325,920)	(297,156)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(82,749)	(112,303)
Loss on derivative contracts	(1,494)	(853)
Unrealized holding gains on marketable
equity securities	8,283	10,193

Total accumulated other comprehensive income	(75,960)	(102,963)

Total stockholders' equity	1,712,953	1,522,576

Total liabilities & stockholders' equity	$2,370,549	2,108,296

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and nine month periods ended September 30, 2003 and 2002, respectively, the Consolidated Statement of Cash Flows (Condensed) for the nine month periods ended September 30, 2003 and 2002, and the Consolidated Balance Sheet (Condensed) at September 30, 2003, are unaudited. In the Company's opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2002 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2002 consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2002 have been reclassified to conform to the 2003 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

In September 2003, the Company renewed its $100 million unsecured line of credit. There were no borrowings outstanding under the line of credit at September 30, 2003. The line of credit expires in September 2004.

4.

As of December 31, 2002, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 148, the Company is required to disclose in the interim financial statements the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In 2003, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock. As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock compensation plans.

		Three Months Ended		Nine Months Ended
		9/30/2003	9/30/2002	9/30/2003	9/30/2002

Net earnings as reported		$113,068	98,464	336,017	293,763

Add:	Stock-based compensation expense included in net earnings, net of tax	1,928	1,812	6,117	4,524

Deduct:	Total stock-based compensation expense under fair value method for all awards, net of tax	(5,776)	(5,087)	(16,846)	(12,674)

Pro forma net earnings		$109,220	95,189	325,288	285,613

Basic and diluted earnings per share
	As reported	$0.50	0.44	1.49	1.30
	Pro forma	$0.49	0.42	1.45	1.27

All amounts in thousands except per share values.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

5.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

		(Increase) Decrease to Stockholders' Equity

	Third Quarter	2003	2002

	Balance at July 1	$86,938	125,795
	Translation adjustment for
	the third quarter	(4,189)	9,395

	Balance at September 30	$82,749	135,190

		Increase to Stockholders' Equity

	Nine Months	2003	2002

	Balance at January 1	$112,303	149,310
	Translation adjustment for
	the first nine months	(29,554)	(14,120)

	Balance at September 30	$82,749	135,190

6.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended September 30,	Nine Months Ended September 30,

	2003	2002	2003	2002

Net earnings	$113,068	98,464	336,017	293,763

Changes in other comprehensive income,
before tax:
Foreign currency
Translation adjustments	6,168	(8,324)	28,875	12,031
Unrealized holding losses on securities	(1,692)	(5,977)	(2,939)	(11,128)
Loss on derivative contracts	(92)	(1,880)	(867)	(2,869)

Changes in other comprehensive income,
before tax	4,384	(16,181)	25,069	(1,966)
Changes in income tax benefit (expense)
related to items of other comprehensive
income	(1,356)	1,610	1,934	6,884

Changes in other comprehensive income,
net of tax	3,028	(14,571)	27,003	4,918

Total comprehensive income	$116,096	83,893	363,020	298,681

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

7.	Segment Information

	Management organizes the Company's chewing gum and other confectionery business based on geographic regions. Information by geographic region is as follows (in thousands of dollars):

	Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,

		2003	2002	2003	2002

	Americas, principally U.S.	$308,413	286,014	880,720	832,687
	EMEAI, principally Europe	372,344	324,438	1,044,430	861,338
	Asia	70,803	62,982	237,525	236,171
	Pacific	26,985	20,007	72,796	61,326
	All Other	4,332	6,070	12,413	15,482

	Net Sales	$782,877	699,511	2,247,884	2,007,004

"All Other" net sales consists primarily of sales of gum base to customers and sales for Wrigley Healthcare.

	Operating Income	Three Months Ended September 30,		Nine Months Ended September 30,

		2003	2002	2003	2002

	Americas, principally U.S.	$78,272	72,215	219,200	210,198
	EMEAI, principally Europe	105,738	91,399	290,611	248,570
	Asia	17,989	12,775	67,708	60,455
	Pacific	8,636	5,498	22,621	14,946
	All Other	(43,174)	(40,383)	(110,295)	(105,602)

	Operating Income	$167,461	141,504	489,845	428,567

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions and operating results for Wrigley Healthcare. In the third quarter 2002, "All Other" operating income also included certain costs connected with the exploration of a business combination with Hershey Foods Corporation.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter were $782.9 million, up $83.4 million or 12% versus the third quarter of 2002. Higher worldwide shipments increased sales revenue by 6%. Additionally, selected selling price increases, primarily in the International regions, increased sales by approximately 1%. Translation of stronger foreign currencies, primarily in Europe, to a weaker U.S. dollar increased sales by approximately 5%.

Net sales for the first nine months were $2,247.9 million, up $240.9 million or 12% versus the first nine months of 2002. Higher worldwide shipments increased sales revenue by approximately 5%. In addition, selected selling price increases, primarily in the International regions, increased sales by approximately 1%. Translation of foreign currencies to a weaker U.S. dollar increased sales by approximately 6%.

Cost of Sales and Gross Profit

Cost of sales for the third quarter were $336.6 million, up $39.6 million or 13% versus the third quarter of 2002. Higher shipments increased cost of sales by 6%. Additionally, higher product costs increased cost of sales by 2%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by 5%.

Gross profit for the third quarter was $446.3 million, up $43.7 million or 11% from the same period last year. The gross profit margin was 57.0%, down slightly from 57.5% in the third quarter of 2002.

Cost of sales for the first nine months was $931.5 million, up $95.9 million or 11% versus the first nine months of 2002. Higher shipments increased cost of sales by 5%. In addition, unfavorable product mix increased cost of sales by 1%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by approximately 5%.

Gross profit for the first nine months was $1,316.4 million, up $144.9 million or 12% from the same period last year. The gross profit margin was 58.6%, up from 58.4% in the first nine months of 2002.

Selling, General and Administrative Expenses

Consolidated selling and general administrative expenses (SG&A) for the third quarter were $278.8 million, up $17.8 million or 7% from the same period last year. Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A by 4%. Higher selling and other marketing expenses to support growth in key geographies increased SG&A by 3%. Brand support expenses were essentially unchanged compared to the prior period as increased merchandising and consumer sampling/promotion activity to support new product launches in the U.S. and higher worldwide brand research were offset by lower advertising spending in the U.S. General and administrative expenses were comparable to the prior period as higher investment in information technology and research and development were offset by the absence of costs connected with the third quarter 2002 exploration of a business combination with Hershey Foods Corporation.

For the first nine months of 2003, SG&A expenses were $826.6 million, up $83.7 million or 11% from the same period last year. Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A by 5%. Higher selling and other marketing expenses increased SG&A by 3% due primarily to investment in the U.S. and key geographies in Europe. Higher brand support, driven primarily by increased worldwide merchandising and consumer promotion spending in support of new products, increased SG&A by 2%. Finally, general and administrative expenses increased SG&A by 1%, driven primarily by investments in information technology and research and development spending in 2003, mostly offset by the absence of costs connected with the 2002 exploration of a business combination with Hershey Foods Corporation.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Advertising	11.8%	13.3%	12.2%	13.6%
Merchandising and Promotion/Other	5.3%	5.0%	6.1%	5.0%

Total Brand Support	17.1%	18.3%	18.3%	18.6%
Selling and Other Marketing	10.1%	9.6%	10.1%	9.7%
General and Administrative	8.4%	9.4%	8.4%	8.7%

Total	35.6%	37.3%	36.8%	37.0%

"Other" expenses reported in merchandising and promotion include brand research spending and royalty fees paid to third parties.

Investment Income

Investment income for the third quarter was $2.0 million, down $0.4 million or 16% versus the third quarter of last year. The decrease was primarily due to lower worldwide yields on cash and short-term investments.

Investment income for the first nine months of 2003 was $6.4 million, up $0.2 million or 3% versus the first nine months last year. The increase for the first nine months of 2003 reflect gains from the sale of marketable equity securities, which were partially offset by lower worldwide yields on cash and short-term investments.

Other Expense

Other expense for the third quarter was $3.1 million, compared to other expense of $0.9 million for the third quarter last year. The increase was primarily due to foreign currency transaction losses, mostly caused by a weaker U.S. dollar.

Other expense for the first nine months of 2003 was $2.1 million, compared to other expense of $6.7 million for the first nine months of last year. The improved results were driven primarily by market driven portfolio gains in 2003, compared with losses in 2002, associated with the cash surrender value of company-owned life insurance, and other non-recurring gains.

Income Taxes

Income taxes for the third quarter were $53.2 million, up $8.7 million or 20% from the third quarter of 2002. Pretax earnings were $166.3 million, an increase of $23.3 million or 16%. The consolidated effective tax rate was 32.0% compared to 31.1% for the third quarter last year. Income taxes for the first nine months were $158.1 million, up $23.8 million or 18% from the first nine months 2002. Pretax earnings were $494.1 million, an increase of $66.1 million or 15%. The consolidated effective tax rate was 32.0%, compared to 31.4% for the same period last year. The increase in the effective tax rate, for both the quarter and the first nine months, was mainly due to the mix of pretax earnings and higher U.S. taxes on repatriation of foreign earnings.

Net Earnings
Consolidated net earnings for the third quarter of 2003 totaled $113.1 million or $0.50 per share compared to last year's net earnings of $98.5 million or $0.44 per share for the same period.

Consolidated net earnings for the first nine months of 2003 totaled $336.0 million or $1.49 per share compared to last year's net earnings of $293.8 million or $1.30 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first nine months of 2003 was $434.8 million compared with $310.2 million for the same period in 2002. The change in net cash provided by operating activities is due to increased net earnings and reduced levels of working capital investment in 2003 versus 2002. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.7 to 1 on September 30, 2003 and 2.6 on December 31, 2002.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Additions to Property, Plant and Equipment

Capital expenditures for the first nine months of 2003 were $116.0 million compared to $147.2 million in 2002. The decrease in 2003 versus 2002 was due to lower spending on worldwide manufacturing capacity and investments in information technology. For the full year 2003, capital expenditures are expected to be slightly below 2002 levels and also planned to be funded from the Company's cash flow from operations.

FORM 10-Q PART I - FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Item 4 - Controls and Procedures

Disclosure Control and Procedures

As of September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. Additionally, there have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

FORM 10-Q PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 14.
(b)

On July 22, 2003, the Company filed a report on Form 8-K. The report contained a press release issued by the Company, regarding the Company's result of operations and financial condition for the fiscal quarter ended June 30, 2003.

FORM 10-Q SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

		By:	/s/ Reuben Gamoran

Reuben Gamoran Vice President and Controller Authorized Signatory and Chief Accounting Officer

Date:	11/14/03

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS (Item 14 (a))

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and By-laws.

(i).

Certificate of Incorporation of the Registrant. The Registrant's Amended and Restated Certificate of Incorporation, effective from March 5, 2002 is incorporated by reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

(ii).

By-laws of the Registrant. The Registrant's Amended and Restated By-laws effective March 5, 2002 is incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q filed for he fiscal quarter ended March 31, 2002.

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non-Employee Directors' Death Benefit Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company's Form 10-K fled for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).

Stock Deferral Plan For Non-Employee Directors (formerly Stock Retirement Plan For Non-Employee Directors) as amended is incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K fled for the fiscal year ended December 31, 2002.

10(f).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant's Amended Management Incentive Plan, effective from March 5, 2002, is incorporated by reference to the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

10(g).

Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company's Quarterly Report on Form 10-Q field for the fiscal quarter ended September 30, 2001.

31.	Rule 13a-14(a)/15a-14(a) Certifications

31(a).	Certification of Mr. William Wrigley, Jr., President and Chief Executive Officer

31(b).	Certification of Mr. Ronald V. Waters, Senior Vice President and Chief Financial Officer

32.	Section 1350 Certifications

32(a).	Certification of Mr. William Wrigley, Jr., President and Chief Executive Officer

32(b).	Certification of Mr. Ronald V. Waters, Senior Vice President and Chief Financial Officer

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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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

Date:		November 14, 2003

/s/William Wrigley, Jr.

William Wrigley, Jr. President and Chief Executive Officer

31.	RULE 13A-14(A) OR 15A-14(A) CERTIFICATIONS

31(a).	Certification of Disclosure Pursuant to 17 C.F.R. 240.13a-14(a) or 15a-14(a)

I, Ronald V. Waters, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Wm. Wrigley Jr. Company;

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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"); and

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

Date:		November 14, 2003

/s/Ronald V. Waters

Ronald V. Waters Senior Vice President and Chief Financial Officer

(32)	SECTION 1350 CERTIFICATIONS

(32)(a)	Certification of Mr. William Wrigley, Jr., pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code

I, William Wrigley, Jr., the Chief Executive Officer of Wm. Wrigley Jr. Company (the "Company"), certify that to the best of my knowledge:

(i)

The Quarterly Report of the company on Form 10-Q dated November 14, 2003 for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	The information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William Wrigley, Jr.

William Wrigley, Jr. President and Chief Executive Officer

Dated the 14th day of November, 2003

(32)	SECTION 1350 CERTIFICATIONS

(32)(a)	Certification of Mr. Ronald V. Waters, pursuant to Section 1350 of Chapter 63 of Title 8 of the United States Code

I, Ronald V. Waters, the Chief Financial Officer of Wm. Wrigley Jr. Company (the "Company"), certify that to the best of my knowledge:

(i)

the Quarterly Report of the company on Form 10-Q dated November 14, 2003 for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Ronald V. Waters

Ronald V. Waters Senior Vice President and Chief Financial Officer

Dated the 14th day of November, 2003

