Form 10-K
period 2003-12-31
WRIGLEY WM JR CO
filed 2004-02-09
CIK 108601

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-800

WM. WRIGLEY JR. COMPANY (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1988190 (I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant's telephone number, including Area Code: (312) 644-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

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

          As of June 30, 2003, there were outstanding 184,014,173 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on June 30, 2003) held by non-affiliates was approximately $7,548,219,047. As of June 30, 2003, there were outstanding 41,236,449 shares of Class B Common Stock, no par value. Class B Common Stock carries 10 votes per share, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2003 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $7,873,292,943. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

          As of January 15, 2004, there were outstanding 185,023,269 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 15, 2004) held by non-affiliates was approximately $7,779,030,884. As of January 15, 2004, there were outstanding 39,854,909 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 15, 2004 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $8,057,475,550. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Notice of Annual Meeting and Proxy Statement, dated February 9, 2004, for the March 9, 2004 Annual Meeting of Stockholders (the "Company's Proxy Statement"), and Annual Report to Stockholders for the fiscal year ended December 31, 2003, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

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

(2) Not applicable.

(b) Financial Information About Industry Segments.

           The Company's principal business of manufacturing and marketing chewing gum and other confectionery products constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets.  Financial information on segments, as defined under generally accepted accounting principles, is set forth on pages 44 and 45 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2003, under the caption "Segment Information" which information is incorporated herein by reference.

(c) Narrative Description of Business.

(1) Business conducted. The following is a description of the business conducted and intended to be conducted by the Company and its wholly-owned associated companies.

               (i) Principal products, markets and methods of distribution.  The Company's principal business is manufacturing and selling chewing gum and other confectionery products, both in the United States and abroad.

           Information concerning the Company's current and new products for the year ended December 31, 2003 is hereby incorporated by reference from the inside back cover of the Company's Annual Report to Stockholders for the year ended December 31, 2003.

           The Company's ten largest countries, by revenue, outside of the United States in 2003 were, in alphabetical order:  Australia, Canada, China, France, Germany, Poland, Russia, Spain, Taiwan and the United Kingdom.

           Chewing gum and other confectionery products are manufactured in four factories in the United States and eleven factories in other countries. Two domestic wholly-owned associated companies, L. A. Dreyfus Company and Northwestern Flavors, LLC, manufacture products other than chewing gum or confectionery products.

           The principal business of the L. A. Dreyfus Company is the production of chewing gum base for the Company's domestic and international production facilities, and for other manufacturers of chewing gum and specialty gum products in the United States and abroad. Northwestern Flavors, LLC processes flavorings and rectifies mint oil for the Company's domestic and international production facilities.

           In 1979, the Company organized its domestic converting operations under the name of Wrico Packaging Division as a separate operating unit of the Company.  This division was created to help further the Company's capability to produce improved packaging materials.

          The Company markets chewing gum and other confections primarily through distributors, wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets.  Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities.  Customer orders are usually received electronically, by mail, telephone or telefax and are generally shipped by truck from factory warehouses or leased warehousing facilities.  Consumer purchases at the retail level are generated primarily through the Company's advertisements on television and radio, and in newspapers and magazines.

               (ii)  Sources and availability of raw materials.  Raw materials blended to make chewing gum base are readily available in the open market, and they include sugar, corn syrup, flavoring oils, polyols and aspartame. Other ingredients and necessary packaging materials are also available and purchased in the open market.

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

(iv) Seasonality. On a consolidated basis, sales are relatively consistent throughout the year.

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

               (ix) Competitive conditions. The chewing gum business is an intensely competitive one in the United States and in most international marketplaces. Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States. Outside sources estimate that Wrigley brands account for approximately 60% of the total chewing gum product unit sales in the United States. The Company's principal competitors in the United States are Adams Confections (a division of Cadbury Schweppes) and Hershey Foods Corporation.

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

(xii) Employees. As of December 31, 2003, the Company employed approximately 12,000 persons worldwide.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

          Information concerning the Company's operations in different geographic areas for the years ended December 31, 2003, 2002, and 2001 is hereby incorporated by reference from the Company's Annual Report to Stockholders for the year ended December 31, 2003, on pages 44 and 45, under the caption "Segment Information," and on pages 18 through 20 under the caption "Results of Operations."

(e) Available Information.

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

          In addition, information regarding the Company's corporate governance guidelines (Principles of Corporate Governance) and code of ethics (Code of Business Conduct), and the charters of the Company's Audit, Compensation and Corporate Governance Committees, are also available on the above-mentioned Company's website in print to any shareholder who requests them.

Item 2. Properties

          The information below relates to the principal properties of the Company which are primarily devoted to confectionery production or raw materials processing. The Company considers the properties listed below to be in good condition, well-maintained and suitable to carry out the Company's business.  All of the confectionery factories listed below operated at least one full shift throughout the year, all but one operated a substantial second shift and nine operated a third shift for much of the year. All properties are owned by the Company unless otherwise indicated.  The figures given in the table are approximate.

Property and Location CONFECTIONERY FACTORIES	Floor Area (Square Feet)

Chicago, Illinois
Gainesville, Georgia
Yorkville, Illinois
Phoenix, Arizona
Asquith, N.S.W., Australia
Don Mills, Ontario, Canada
Plymouth, England
Biesheim, France
Bangalore, India
Nairobi, Kenya
Guangzhou, China, P.R.C.
Antipolo, Philippines
Poznan, Poland
Taipei, Taiwan, R.O.C.
St. Petersburg, Russia

1,279,000 495,300 225,000 (a) 60,000 (b) 116,700 135,200 282,000 417,100 40,100 79,600 217,700 (c) 105,700 316,051 70,500 180,800

Property and Location RAW MATERIALS PROCESSING FACTORIES	Floor Area (Square Feet)

West Chicago, Illinois Edison, New Jersey Biesheim, France	40,300 536,000 72,000

OFFICE BUILDINGS

Wrigley Building, Chicago, Illinois EMEAI Regional Offices, Unterhaching, Germany	453,400 (d) 61,787 (d)

(a) Does not include a 161,000 square foot leased warehouse facility located in Aurora, Illinois.

(b) Leased facilities assumed in connection with the Registrant's acquisition in 2001 of certain assets of Gum Tech International, Inc.

(c) In China, the Company has a 50-year lease with the Guangzhou Economic Technological Development Zone for the land upon which the factory is located.

          (d) These buildings are the Company's principal non-manufacturing properties.  The Wrigley Building houses the offices of the Company's corporate headquarters and U.S. operations.  In 2003, the Company's offices occupied approximately 203,139 of the 453,400 square feet of rentable space in the building.  The EMEAI Regional Offices in Unterhaching, Germany houses the regional sales and administrative offices for the Company's EMEAI (Europe, Middle East, Africa and India) region and German operations.

          In the case of each factory listed above, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

          All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors following the Annual Meeting of Stockholders. The positions and ages listed below are as of January 1, 2004. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

Name and Age	Position(s) with Registrant	Effective Date

William Wrigley, Jr., 40	Chairman of the Board, President and Chief Executive Officer President and Chief Executive Officer Vice President Vice President and Assistant to the President Assistant to the President	since 2004 1999-2003 1992-1999 1991-1992 1985-1991

Donald E. Balster, 59	Vice President-Worldwide Manufacturing Vice President-Production Senior Director-U.S. Production	since 1999 1994-1999 1991-1994

Vincent C. Bonica, 58	Vice President-Organizational Development President-L.A. Dreyfus Company Various executive and management positions within the L.A. Dreyfus Company	since 2000 1991-2000 1970-1991

A. Rory Finlay, 42 (a)	Senior Director-Global Branding Senior Director-Consumer Marketing	since 2001 2000-2001

Reuben Gamoran, 43	Vice President and Chief Financial Officer Vice President and Controller Controller Controller-International	since 2004 2001-2003 1999-2001 1996-1999

Peter Hempstead, 52 (b)	Senior Vice President-Worldwide Strategy and New Business Senior Vice President-International	since 2004 1999-2003

Donagh Herlihy, 40 (c)	Vice President-Chief Information Officer	since 2000

Name and Age	Position(s) with Registrant	Effective Date

Philip C. Johnson, 58	Vice President-People, Learning and Development Senior Director-Benefits and Compensation Assistant Vice President-Personnel	since 2003 1995-2003 1991-1995

Shaun Kim, 60	Vice President-Worldwide Engineering Vice President-Engineering Senior Director-Engineering	since 1999 1994-1999 1988-1994

Jeffrey G. Kinzbach, 46 (d)	Vice President-Research and Development	since 2002

Surinder Kumar, 59 (e)	Senior Vice President and Chief Innovation Officer Chief Innovation Officer	since 2003 2001-2003

Howard Malovany, 53	Vice President, Secretary and General Counsel Secretary and General Counsel Assistant Secretary and Senior Counsel	since 2001 1998-2001 1996-1998

Gary E. McCullough, 45	Senior Vice President-Americas Resigned effective 12/31/03	2000-2003

Patrick Mitchell, 48 (f)	Vice President-Procurement	since 2002

Kathryn E. Olson, 45 (g)	Vice President-U.S. Consumer Marketing	since 2002

Jon Orving, 54	Vice President-International and Managing Director-North Region Vice President-International Managing Director, Wrigley Scandinavia AB, Sweden	since 2001 1993-2001 1983-1993

Dushan Petrovich, 50

Senior Vice President and Chief Administrative
     Officer
Senior Vice President-People, Learning and
     Development
Vice President-People, Learning and Development
Vice President
Vice President-Organizational Development
Vice President-Controller
Vice President-Treasurer
Treasurer

since 2004 2002-2003 2001-2002 2000-2001 1999-2000 1996-1999 1993-1996 1992

Stefan Pfander, 60	Vice President-International and Managing Director-EMEAI Vice President-International and Managing Director-Europe Vice President-International Co-Managing Director of Wrigley GmbH, Munich, Germany	since 2003 1996-2003 1992-1996 1981-1992

Alan J. Schneider, 58	Vice President and Treasurer Treasurer	since 2001 1996-2001

Ralph P. Scozzafava, 45 (h)	Vice President and Managing Director- North America/Pacific Vice President-General Manager-U.S. Vice President-U.S. Sales and Customer Marketing	since 2004 2002-2003 2001-2002

Darrell R. Splithoff, 54 (i)	Senior Vice President-Worldwide Supply Chain Senior Vice President-Supply Chain and Corporate Development Vice President-Supply Chain and Corporate Development	since 2003 2001-2003 2000-2001

Name and Age	Position(s) with Registrant	Effective Date

Ronald V. Waters, 51 (j)	Chief Operating Officer Senior Vice President and Chief Financial Officer	since 2004 1999-2003

Michael F. Wong, 50	Vice President-International and Managing Director-Asia Regional Managing Director-North Asia	since 2000 1998-2000

          (a) Mr. Finlay was elected Senior Director-Global Branding in 2001 with responsibility to design and deliver plans to support, leverage and build the Company's brands and consumer benefits platforms globally. Prior to this position, he held various positions during his 15 years with the Company, most recently as Senior Director-Consumer Marketing.

          (b) Mr. Hempstead was elected Senior Vice President-Worldwide Strategy and New Business effective January 1, 2004, directing strategic planning, new business development, mergers and acquisitions, and development of global brands. Prior to this, Mr. Hempstead served as Senior Vice President-International since joining the Company in 1999. Before joining the Company, Mr. Hempstead had a 23-year tenure at Procter & Gamble Company, managing operations in China, Scandinavia and in their European Pharmaceutical Division.

          (c) Mr. Herlihy joined the Company in 2000 as Vice President-Chief Information Officer with responsibility for the Company's global information services. Mr. Herlihy held various executive positions with The Gillette Company for more than five years prior to joining the Company.

          (d) Mr. Kinzbach joined the Company in 2002 as Vice President-Research and Development with responsibility for Global Gum Development activities, Centers of Functional Excellence, and Global Packaging. Before joining the Company, from 2000-2002, Mr. Kinzbach was Vice President-Research & Development & Quality Control for Heller Seasonings & Ingredients, Inc.; and prior to that, from 1981-2000, he held various positions with Pepsico, most recently as Vice President-Worldwide Research & Development, Pepsicola.

          (e) Dr. Kumar was elected Senior Vice President & Chief Innovation Officer in 2003, with responsibility for worldwide research and development, product and technical development, quality assurance and regulatory affairs. Dr. Kumar joined the Company in 2001 as Chief Innovation Officer. Before joining the Company, from 1998-2000, Dr. Kumar was Senior Vice President-Research and Development for Bristol Myers Squibb, and prior to that, from 1995-1998, Dr. Kumar held the position of Senior Vice President-Research and Development/Quality for Pepsi Company Restaurants International.

          (f) Mr. Mitchell joined the Company in 2002 as Vice President-Procurement with responsibility for the Company's global procurement activities. Before joining the Company, from 1992 through 2002, he held various positions with the Kellogg Company, most recently as Vice President-Global Procurement.

          (g) Ms. Olson joined the Company in 2002 as Vice President-U.S. Consumer Marketing overseeing U.S. marketing for a wide range of Wrigley brands.  Before joining the Company, from 1997-1999, Ms. Olson was Vice President-Global Marketing, Nutrition and Consumer Division, Monsanto Life Sciences, and from 1999-2001, Executive Vice President-Marketing, Nordstrom.com.

          (h) Mr. Scozzafava was elected Vice President and Managing Director-North America/Pacific in 2004, heading up the Company's new North America/Pacific Group. Mr. Scozzafava joined the Company in 2000 as Vice President-U.S. Sales and Customer Marketing and in 2002, took the position of Vice President-General Manager-U.S. with responsibility for the sales, marketing, finance and people, learning and development functions for the Company's U.S. business.  Mr. Scozzafava held various executive positions with the Campbell's Soup Company for five years prior to joining the Company.

          (i) Mr. Splithoff was elected Senior Vice President-Worldwide Supply Chain in 2003, with global accountability for key manufacturing and purchasing activities. Mr. Splithoff joined the Company in 2000 as Vice President-Supply Chain and Corporate Development and in 2001, was elected as Senior Vice President-Supply Chain and Corporate Development. Before joining the Company, Mr. Splithoff was President and CEO of Edwards Fine Foods for nearly two years and Senior Vice President at Keebler Company for ten years prior to that.

          (j) Mr. Waters was elected Chief Operating Officer effective January 1, 2004, overseeing the management of Wrigley's operations across the Americas, EMEAI, Asia and the Pacific regions, as well as overseeing the supply chain, strategy and new business functions. From 1999 through 2003, Mr. Waters served as Senior Vice President and Chief Financial Officer of the Company. Before joining the Company, Mr. Waters spent the previous seven years with The Gillette Company, most recently as Corporate Controller.

PART II

Item 5. Market for Registrant's Common Stock, Dividend and Stockholder Information

(a)	Market Information

          At December 31, 2003, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is, at all times, convertible on a share-for-share basis into shares of Common Stock.

(b)	Holders

As of December 31, 2003, there were 40,379 stockholders of record holding Common Stock and 2,930 stockholders of record holding Class B Common Stock.

(c)	Dividends

          Dividends, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York  Stock  Exchange  and  dividends  declared  per  share  on a  quarterly  basis for both classes of stock for the two-year period ended December 31, 2003 is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2003 on page 25 under the captions "Market Prices" and "Dividends" and is incorporated herein by reference.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2003, under which the equity securities of the Company were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,016,765	$50.14	10,600,026
Equity compensation plans not approved by security holders (2)	- 0 -	- 0 -	171,555

Total	8,016,765	$50.14	10,771,581

(1) Includes shares and share units of Common Stock of the Company authorized for awards under:

          (i) the various programs of the Company's 1997 Management Incentive Plan ("MIP"), as amended. Descriptions of the various programs under the MIP are, with respect to the Directors, set forth on pages 9 and 10 of the Company's Proxy Statement under the caption "Compensation of Directors" and, with respect to executive officers, set forth on pages 16 through 19 of the Company's Proxy Statement beginning with the caption "Management Incentive Plan," which descriptions are incorporated herein by reference. No specific amount of shares has been dedicated to any particular program within the MIP. In the aggregate, 20,000,000 shares are authorized for the MIP; and

          (ii) the Company's Stock Deferral Plan for Non-Employee Directors. A description of this Plan is provided on pages 9 and 10 of the Company's Proxy Statement under the caption "Compensation of Directors," which description is incorporated herein by reference. There remains 137,394 shares available for future issuance under this Plan.

     (2) This information relates to the Deferred Compensation Plan for Non-Employee Directors, which was approved by the Board of Directors in 1983 and which is described in the Company's Proxy Statement on page 9 under the caption "Compensation of Directors," which description is incorporated herein by reference. No options, warrants or rights can be issued under this Plan.

Shares awarded under all above Plans may be from the Company's treasury or are otherwise acquired in the open market.

Item 6. Selected Financial Data

           An eleven-year summary of selected financial data for the Company is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2003 under the following captions and page numbers:  "Operating Data" and "Other Financial Data" on pages 26 and 27 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's discussion and analysis of financial condition and results of operations, including a discussion of liquidity and capital resources and the accompanying forward-looking and cautionary statements, is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2003 on pages 18 through 23 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

           Disclosure about market risk is set forth on page  23 of the Company's Annual Report to Stockholders for the year ended December 31, 2003 under the heading "Market Risk" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

          The Company's audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the report of independent auditors, at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, are set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2003 on pages 28 through 45, and selected unaudited quarterly data-consolidated results for the years ended December 31, 2003 and 2002 are set forth in the Company's Annual Report to Stockholders for the year ended December 31, 2003 on page 24, and all such pages are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

       The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. Additionally, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information regarding directors and nominees for directorship is set forth in the Company's Proxy Statement on pages 2 through 4 under the caption "Election of Class II Directors" and is incorporated herein by reference.  For information concerning the Company's executive officers, see "Executive Officers of the Registrant" set forth in Part I hereof.

Item 11. Executive Compensation

          Information regarding the compensation of directors is set forth in the Company's Proxy Statement on pages 9 and 10 under the general caption "Compensation of Directors," and information regarding the compensation of executive officers is set forth on pages 15 through 19 and 21 through 24 of the Company's proxy statement under the general caption "Executive Compensation," and such information is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference from the Company's Proxy Statement on page 25 under the heading "Service Fees Paid to Auditors."

PART IV

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

(b) 1. The Company filed the following reports on Form 8-K during the last quarter of the year ended December 31, 2003.

(i)	Form 8-K dated October 1, 2003, regarding the organizational realignment of the Company's executive officers' duties and responsibilities.

(ii)	Form 8-K dated October 20, 2003, regarding the Company's 2003 third quarter results of operations and financial condition.

(iii)	Form 8-K dated October 22, 2003, regarding the Company's strategy and business results.

2. The Company also filed a report on Form 8-K dated January 12, 2004 regarding the Company's acquisition of certain confectionery businesses.

(c) Exhibits are attached hereto.

(d) See (a) 1 and 2 above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2004	WM. WRIGLEY JR. COMPANY (Registrant)

By: /s/ RONALD V. WATERS Ronald V. Waters Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, Jr.	Chairman of the Board, President,
William Wrigley, Jr.	and Chief Executive Officer

/s/ RONALD V. WATERS	Chief Operating Officer
Ronald V. Waters

/s/ REUBEN GAMORAN	Vice President and Chief
Reuben Gamoran	Financial Officer

/s/ DUANE PORTWOOD	Controller
Duane Portwood

*	Director
John F. Bard

*	Director
Howard B. Bernick

*	Director
Thomas A. Knowlton

*	Director
Penny Pritzker

*	Director
Melinda R. Rich	*By: /s/ HOWARD MALOVANY
Howard Malovany
*	Director	Vice President, Secretary and
Steven B. Sample	General Counsel

*	Director
Alex Shumate
Date: February 9, 2004
*	Director
Richard K. Smucker

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of Wm. Wrigley Jr. Company of our report dated January 21, 2004, included in the Annual Report to Stockholders of Wm. Wrigley Jr. Company for the year ended December 31, 2003.

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

     We also consent to the incorporation by reference in the Registration Statements pertaining to the Wrigley Savings Plan for Wrigley Employees [33-15061 (1987) and 33-43738 (1991)], the Wm. Wrigley Jr. Company Management Incentive Plan [33-22788 (1988)] and the 1997 Management Incentive Plan [333-48715 (1998)], respectively, of our report dated January 21, 2004, with respect to the consolidated financial statements and consolidated financial statement schedule of Wm. Wrigley Jr. Company included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2003.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

Chicago, Illinois February 6, 2004

WM. WRIGLEY JR. COMPANY

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (Item 15(a))

Reference
Form 10-K Report	Annual Report to Stockholders

Data incorporated by reference from the Annual Report to Stockholders of Wm. Wrigley Jr. Company for the year ended December 31, 2003:	F-1
Consolidated balance sheet at December 31, 2003 and 2002 for the years ended December 31, 2003, 2002 and 2001:
Consolidated statement of earnings
Consolidated statement of cash flows
Consolidated statement of stockholders' equity
Accounting policies and notes to consolidated financial statements

Consolidated financial statement schedule for the years ended:
December 31, 2003, 2002 and 2001 Valuation and qualifying accounts	F-2

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policies note thereto.

      With the exception of the pages listed in the  above index and the  Items referred to in Items 1, 5, 6, 7 and 8 of this Form 10-K Report, the Annual Report to Stockholders for the year ended December 31, 2003, is not to be deemed filed as part of this Form 10-K Report.

F-1

WM. WRIGLEY JR. COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charges to Other Accounts	Deductions (A)	Balance at End of Period

2003:
Allowance for Doubtful accounts	$5,850	$4,204	---	$822	$9,232

2002:
Allowance for Doubtful accounts	$7,712	$393	---	$2,255	$5,850

2001:
Allowance for Doubtful accounts	$7,065	$1,902	---	$1,255	$7,712

(A)		Uncollectible accounts written-off, net of recoveries.

F-2

WM. WRIGLEY JR. COMPANY AND WHOLLY-OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
(Item 14 (a))

Exhibit Number	Description of Exhibit

Proxy Statement of Registrant, dated February 9, 2004, for the March 9, 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

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

10(e).

Stock Deferral Plan for Non-Employee Directors (formerly Stock Retirement Plan for Non-Employee Directors) as amended, is incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002.

10(f).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant's Amended Management Incentive Plan, effective from March 5, 2002, is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

10(g).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

13.	2004 Annual Report to Stockholders of the Registrant.

14.	Code of Ethics - Code of Business Conduct.

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

23.	Consent of Independent Auditors. (See page 11.)

24.	Power of Attorney attached hereto as Exhibit 24.

F-3

Exhibit Number	Description of Exhibit

31.	Rule 13a-14(a)/15d-14(a) Certifications of:

(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer,

are attached hereto as Exhibits 31(i) and (ii) respectively.

32.	Section 1350 Certifications of:

(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer,

are attached hereto as Exhibits 32(i) and (ii) respectively.

99.	(i) Forward-Looking Statements.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

F-3 (continued)