Form 10-K/A
period 2002-12-31
WRIGLEY WM JR CO
filed 2004-04-16
CIK 108601

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10–K AMENDMENT NO. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-800

WM. WRIGLEY JR. COMPANY (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36–1988190 (I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant’s telephone number, including Area Code: (312) 644-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class B Common Stock, no par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X       No

          Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S–K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K.       X

Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No

          As of June 28, 2002, there were outstanding 183,097,849 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on June 28, 2002) held by non–affiliates was approximately $7,788,392,042. As of June 28, 2002, there were outstanding 42,340,504 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for–share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 28, 2002 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $8,439,494,848. Determination of stock ownership by non–affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

          As of January 15, 2003, there were outstanding 183,661,522 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 15, 2003) held by non-affiliates was approximately $7,848,306,386. As of January 15, 2003, there were outstanding 41,537,206 shares of Class B Common Stock, no par value. Class B Common Stock is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share–for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non–affiliates on January 15, 2003 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $8,456,011,946. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement, dated February 11, 2003, for the March 11, 2003 Annual Meeting of Stockholders (the "Company’s Proxy Statement"), and Annual Report to Stockholders for the fiscal year ended December 31, 2002, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8–K

We are amending Item 15 of the Company’s Annual Report on Form 10-K dated February 13, 2003 to specifically attach and file as Exhibit 13 the relevant portion of the Annual Report to Stockholders for the fiscal period ended December 31, 2002, that was filed separately with the SEC but not specifically designated as Exhibit 13 to the said Form 10–K. We are also filing currently dated Rule 13a-14(a) and Section 1350 certifications of the Company’s Chief Executive Officer and Chief Financial Officer in respect to this Report.

1

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2004		WM. WRIGLEY JR. COMPANY (Registrant)

By: /s/ RONALD V. WATERS Ronald V. Waters Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, Jr.	Chairman of the Board, President,
William Wrigley, Jr.	and Chief Executive Officer

/s/ RONALD V. WATERS	Chief Operating Officer
Ronald V. Waters

/s/ REUBEN GAMORAN	Vice President and Chief
Reuben Gamoran	Financial Officer

/s/ DUANE PORTWOOD	Controller
Duane Portwood

*	Director
John F. Bard

*	Director
Howard B. Bernick

*	Director
Thomas A. Knowlton

*	Director
Penny Pritzker

*	Director
Melinda R. Rich		*By: /s/ HOWARD MALOVANY
Howard Malovany
*	Director	Vice President, Secretary and
Steven B. Sample		General Counsel

*	Director
Alex Shumate
Date: April 16, 2004
*	Director
Richard K. Smucker

2

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS (Item 15 (a))

Exhibit Number	Description of Exhibit

Proxy Statement of Registrant, dated February 11, 2003, for the March 11, 2003 Annual Meeting of Stockholders, is hereby incorporated by reference.

3.	Articles of Incorporation and By–laws.

(i).

Certificate of Incorporation of the Registrant. The Registrant’s Amended and Restated Certificate of Incorporation, effective from March 5, 2002 is incorporated by reference to Exhibit 3(I) of the company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

(ii).

By–laws of the Registrant. The Registrant’s Amended and Restated By-laws effective March 5, 2002 is incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10–Q filed for the fiscal quarter ended March 31, 2002.

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non–Employee Directors’ Death Benefit Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company’s Form 10–K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Deferred Compensation Plan for Non–Employee Directors. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).

Stock Deferral Plan for Non–Employee Directors (formerly Stock Retirement Plan for Non-Employee Directors) as amended, is incorporated by reference to the Company’s Annual Report on Form 10–K filed for the fiscal year ended December 31, 2002.

10(f).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant’s Amended Management Incentive Plan, effective from March 5, 2002, is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

10(g).	Forms of Change–in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2001.

13.*	2002 Annual Report to Stockholders of the Registrant.

14.	Code of Ethics - Code of Business Conduct

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

23.	Consent of Independent Auditors.

24.	Power of Attorney attached hereto as Exhibit 24.

31.*	Rule 13a–14(a)/15d-14(a) Certifications of:
(i)	Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and
(ii)	Mr. Reuben Gamoran, Vice President and Chief Financial Officer,
are attached hereto as Exhibits 31(i) and (ii) respectively.

32.*	Section 1350 Certifications of:
(i)	Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and
(ii)	Mr. Reuben Gamoran, Vice President and Chief Financial Officer,
are attached hereto as Exhibits 32(i) and (ii) respectively.

99.	(i) Forward–Looking Statements.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

* Indicates Exhibits being filed with this Form 10-K Amendment No. 1
F–1