Form 10-K/A
period 2003-12-31
WRIGLEY WM JR CO
filed 2004-04-16
CIK 108601

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement, dated February 9, 2004, for the March 9, 2004 Annual Meeting of Stockholders (the "Company’s Proxy Statement"), and Annual Report to Stockholders for the fiscal year ended December 31, 2003, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

We are amending Item 15 of the Company’s Annual Report on Form 10-K dated February 9, 2004 to specifically attach and file as Exhibit 13 the relevant portion of the Annual Report to Stockholders for the fiscal period ended December 31, 2003, that was filed separately with the SEC but not specifically designated as Exhibit 13 to the said Form 10-K. We are also filing currently dated Rule 13a-14(a) and Section 1350 certifications of the Company’s Chief Executive Officer and Chief Financial Officer in respect to this Report.

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

Signature	Title

/s/ WILLIAM WRIGLEY, Jr.	Chairman of the Board, President, and Chief Executive Officer
William Wrigley, Jr.

/s/ RONALD V. WATERS	Chief Operating Officer
Ronald V. Waters

/s/ REUBEN GAMORAN	Vice President and Chief
Reuben Gamoran	Financial Officer

/s/ DUANE PORTWOOD	Controller
Duane Portwood

*	Director
John F. Bard

*	Director
Howard B. Bernick

*	Director
Thomas A. Knowlton

*	Director
Penny Pritzker

*	Director
Melinda R. Rich		*By: /s/ HOWARD MALOVANY
Howard Malovany
*	Director	Vice President, Secretary and
Steven B. Sample		General Counsel

*	Director
Alex Shumate
Date: April 16, 2004
*	Director
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

(ii).

By-laws of the Registrant. The Registrant’s Amended and Restated By-laws effective March 5, 2002 is incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non-Employee Directors’ Death Benefit Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).

Stock Deferral Plan for Non-Employee Directors (formerly Stock Retirement Plan for Non-Employee Directors) as amended, is incorporated by reference to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002.

10(f).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant’s Amended Management Incentive Plan, effective from March 5, 2002, is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

10(g).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

13.*	2002 Annual Report to Stockholders of the Registrant.

14.	Code of Ethics - Code of Business Conduct

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

23.	Consent of Independent Auditors.

24.	Power of Attorney attached hereto as Exhibit 24.

31.*	Rule 13a-14(a)/15d-14(a) Certifications of:
(i)	Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and
(ii)	Mr. Reuben Gamoran, Vice President and Chief Financial Officer,
are attached hereto as Exhibits 31(i) and (ii) respectively.

32.*	Section 1350 Certifications of:
(i)	Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and
(ii)	Mr. Reuben Gamoran, Vice President and Chief Financial Officer,
are attached hereto as Exhibits 32(i) and (ii) respectively.

99.	(i) Forward-Looking Statements.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

* Indicates Exhibits being filed with this Form 10-K Amendment No. 1
F-1