Form 10-Q
period 2004-03-31
WRIGLEY WM JR CO
filed 2004-05-10
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

For the Quarter Ended March 31, 2004 Commission file number 1-800

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

YES ☒ NO ☐

186,949,574 shares of Common Stock and 37,651,114 shares of Class B Common Stock were outstanding as of April 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003

CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) FOR THREE MONTHS ENDED MARCH 31, 2004 AND 2003

CONSOLIDATED BALANCE SHEET (CONDENSED) AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2e - REPURCHASES OF EQUITY SECURITIES

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Three Months Ended March 31, 2004 and 2003	2

Consolidated Statement of Cash Flows (Condensed) for the Three Months Ended March 31, 2004 and 2003	3

Consolidated Balance Sheet (Condensed) as of March 31, 2004 and December 31, 2003	4

Notes to Consolidated Financial Statements (Condensed)	5 - 8

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	9 - 10

Item 2e - Repurchases of Equity Securities	11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	12

Item 4 - Controls and Procedures	12

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security	13

Item 6 - Exhibits and Reports on Form 8-K	13

SIGNATURES	14

INDEX TO EXHIBITS	15

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)

	Three Months Ended March 31,

	2004	2003

Net sales	$812,151	672,393

Cost of sales	353,766	281,974

Gross profit	458,385	390,419

Selling, general and administrative expense	296,716	249,055

Operating income	161,669	141,364

Investment income	2,495	1,530

Other expense	(954)	(220)

Earnings before income taxes	163,210	142,674

Income taxes	52,227	45,655

Net earnings	$110,983	97,019

Net earnings per average share
of common stock (basic and diluted)	$0.49	0.43

Dividends declared per share
of common stock	$0.235	0.220

Average number of shares
outstanding for the period	224,795	225,054

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.
2

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
	Three Months Ended March 31,

	2004	2003

OPERATING ACTIVITIES
Net earnings	$110,983	97,019
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	31,257	25,416
Loss on retirements of property, plant,
and equipment	5,465	33
(Increase) decrease in:
Accounts receivable	(10,202)	(4,738)
Inventories	(17,740)	(29,143)
Other current assets	(25,287)	(20,981)
Deferred charges and other assets	129	10,610
Increase (decrease) in:
Accounts payable	(2,907)	15,714
Accrued expenses	419	(11,576)
Income and other taxes payable	15,546	8,809
Deferred taxes	(440)	1,965
Other noncurrent liabilities	6,778	3,929

Net cash provided by operating activities	$114,001	97,057

INVESTING ACTIVITIES
Additions to property, plant, and equipment	$(32,038)	(29,402)
Proceeds from retirements of property, plant, and equipment	1,055	586
Purchases of short-term investments	(10,012)	(6,495)
Maturities of short-term investments	10,173	9,449

Net cash used in investing activities	$(30,822)	(25,862)

FINANCING ACTIVITIES
Dividends paid	$(49,473)	(46,145)
Common stock purchased, net	(27,231)	(7,134)

Net cash used in financing activities	(76,704)	(53,279)

Effect of exchange rate changes on cash and
cash equivalents	2,537	(1,376)

Net increase in cash and cash equivalents	9,012	16,540
Cash and cash equivalents at beginning of period	505,217	279,276

Cash and cash equivalents at end of period	$514,229	295,816

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$42,072	31,971

Interest paid	$493	553

Interest and dividends received	$2,495	1,535

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED)

(Unaudited) March 31, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$514,229	505,217
Short term investments, at amortized cost	22,565	22,509
Accounts receivable
(less allowance for doubtful accounts;
3/31/04 - $9,241; 12/31/03 - $9,232)	338,212	328,862
Inventories -
Finished goods	131,300	127,839
Raw materials and supplies	235,446	222,129

366,746	349,968
Other current assets	85,772	60,209
Deferred income taxes - current	22,960	23,826

Total current assets	1,350,484	1,290,591

Marketable equity securities, at fair value	15,956	16,239
Deferred charges and other assets	228,021	224,252
Deferred income taxes - noncurrent	32,647	33,148

Property, plant, and equipment, at cost	1,761,978	1,745,193
Less accumulated depreciation	815,346	789,013

Net property, plant, and equipment	946,632	956,180

Total assets	$2,573,740	2,520,410

Current liabilities:
Accounts payable	$131,524	134,888
Accrued expenses	206,267	206,360
Dividends payable	52,847	49,469
Income and other taxes payable	83,743	68,650
Deferred income taxes - current	5,818	5,427

Total current liabilities	480,199	464,794

Deferred income taxes - noncurrent	81,743	82,919
Other noncurrent liabilities	157,793	151,876

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	194,757 shares at 3/31/04;
191,964 shares at 12/31/03	12,977	12,790
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
37,684 shares at 3/31/04;
40,477 shares at 12/31/03	2,519	2,706
Additional paid-in capital	9,838	8,342
Retained earnings	2,210,697	2,152,566
Common stock in treasury, at cost -
(3/31/04 - 7,906 shares; 12/31/03 - 7,581 shares)	(343,447)	(320,450)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(45,618)	(42,692)
Loss on derivative contracts	(2,238)	(1,902)
Unrealized holding gains on marketable equity securities	9,277	9,461

Total accumulated other comprehensive income	(38,579)	(35,133)

Total stockholders' equity	1,854,005	1,820,821

Total liabilities & stockholders' equity	$2,573,740	2,520,410

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

	FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three-month period ended March 31, 2004 and 2003, the Consolidated Statement of Cash Flows (Condensed) for the three-month period ended March 31, 2004 and 2003, and the Consolidated Balance Sheet (Condensed) at March 31, 2004, are unaudited. In the Company's opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2003 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2003 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2003 have been reclassified to conform to the 2004 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

On April 1, 2004, the Company completed its transaction with Agrolimen, a privately-held Spanish conglomerate, to purchase certain confectionery businesses of the Joyco Group. The purchase price of 215 million Euro (approximately $260 million) was funded from the Company's available cash and a $130 million draw on the $300 million line of credit the Company negotiated for purposes of this transaction.

This transaction strengthens the Company's operations in key geographies such as Spain, India, and China through a broader confectionery brand portfolio, access to additional distribution channels and increased confectionery and gum base manufacturing capacity. These opportunities, along with the efficiencies from combining the operations of the Company with those of the Joyco Group, were key factors associated with the determination of the purchase price.

4.

In connection with the acquisition, the Company entered into a $300 million unsecured line of credit. The interest rate on the line of credit is variable and is indexed to the LIBOR rate. The Company will pay an annual facility fee and additional fees based on amounts drawn. The line of credit matures on March 19, 2007. Upon entering into this line of credit, the Company terminated the $100 million unsecured line of credit, which had been renewed in September 2003.

5.

In the first quarter 2004, the Company continued to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock. As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, to stock compensation plans.

			First Quarter Three Months Ended

			3/31/2004	3/31/2003

	Net earnings as reported		$110,983	97,019

	Add:	Stock-based compensation expense included in net earnings, net of tax	3,067	2,272

	Deduct:	Total stock-based compensation expense determined under fair value method for all awards, net of tax	(6,796)	(5,555)

	Pro forma net earnings		$107,254	93,736

	Basic and diluted earnings per share
		As reported	$0.49	0.43
		Pro forma	$0.48	0.42

All amounts in thousands except per share values

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

6. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

			Decrease to Stockholders' Equity

	First Quarter	2004	2003

	Balance at January 1	$42,692	112,303
	Translation adjustment for
	the first quarter	2,926	600

	Balance at March 31	$45,618	112,903

7.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended March 31,

		2004	2003

	Net earnings	$110,983	97,019

	Changes in other comprehensive income,
	before tax:
	Foreign currency
	translation adjustments	(2,839)	(664)
	Unrealized holding losses on securities	(283)	(3,007)
	Gain (loss) on derivative contracts	(511)	1,785

	Changes in other comprehensive income, before tax	(3,633)	(1,886)
	Changes in income tax benefit related to items of other comprehensive income	187	488

	Changes in other comprehensive income, net of tax	(3,446)	(1,398)

	Total comprehensive income	$107,537	95,621

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

8.

On December 31, 2003 the Company adopted the provisions of SFAS 132 (revised) "Employers' Disclosures about Pensions and Other Post-retirement Benefits". The Statement amends the disclosure requirements of SFAS 132 to require more information in both annual and interim financial statements about pension and post-retirement benefits in order to increase the transparency of the financial reporting related to those plans and benefits. The following information provides the first quarter net periodic costs for both the Company's U.S. and Non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company's U.S. pension and post-retirement plans (in thousands of dollars).

	The components of net pension costs are as follows:

		U.S. Plans Three Months Ended March 31,		Non-U.S. Plans Three Months Ended March 31,

		2004	2003	2004	2003

	Service Cost	$3,100	2,700	2,100	1,800
	Interest Cost	5,600	5,900	2,500	1,900
	Expected Return on Plan Assets	(6,200)	(5,600)	(2,500)	(1,400)
	Amortization of Unrecognized Transition Assets	-	-	(100)	(100)
	Prior Service Costs Recognized	100	100	100	100
	Recognized Net Actuarial Loss	1,400	1,300	400	400
	Other Pension Plans	-	-	400	300

	Net Periodic Benefit Cost	$4,000	4,400	2,900	3,000

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect a need to fund the U.S. pension plan in 2004. As of March 31, 2004, no contributions have been made and the Company continues to anticipate not having a need to fund the U.S. pension plan in 2004.

	The components of net periodic post-retirement benefit costs are as follows:

		Three Months Ended March 31,

		2004	2003

	Service Cost	$600	400
	Interest Cost	700	700
	Expected Return on Plan Assets	(400)	(400)
	Recognized Net Actuarial Loss	300	200

	Net Periodic Benefit Cost	$1,200	900

As of March 31, 2004, $700 of contributions have been made to the Company's post-retirement plan. The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $2,700 to the U.S. post-retirement plan during 2004. This expected 2004 total year contribution has not changed.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)
9.	Segment Information

Management organizes the Company's chewing gum and other confectionery business based principally on geographic regions. In the first quarter 2004, the Company revised its segment reporting to reflect changes in the organizational structure and management of its business. The primary change to segment reporting, compared to 2003, combines the Latin America and Pacific regions within "Other Confectionery Operations". In 2003, the Latin America region was included in the former "Americas" region. Descriptions of the Company's reportable segments are as follows:

	•	North America - These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

	•	EMEAI -These operations manufacture and market gum and other confectionery products principally in Europe as well in the Middle East, Africa, and India.

	•	Asia - These operations manufacture and market gum and other confectionery products in a number of Asia geographies including China, Taiwan, and the Philippines.

	•	Other Confectionery Operations - These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

	Information by segment is as follows (in thousands of dollars):

	Net Sales	Three Months Ended March 31,

		2004	2003

	North America	$286,771	254,878
	EMEAI	385,432	294,606
	Asia	100,639	89,788
	Other Confectionery Operations	35,780	29,034
	All Other	3,529	4,087

	Net Sales	$812,151	672,393

	"All Other" net sales consist primarily of sales of gumbase.

	Operating Income	Three Months Ended March 31,

		2004	2003

	North America	$69,932	63,025
	EMEAI	94,326	72,837
	Asia	33,869	30,613
	Other Confectionery Operations	7,454	7,898
	All Other	(43,912)	(33,009)

	Operating Income	$161,669	141,364

"All Other" operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions, and operating results from the manufacture and sale of gumbase, and results of Wrigley Healthcare in 2003.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter were $812.2 million, an increase of $139.8 million or 21% versus the first quarter of 2003. Higher shipments in key European geographies, primarily Russia, France, and Germany, and in China and the U.S. increased net sales by 11%. Favorable product mix primarily in the U.S. increased net sales by 3%. Translation of stronger foreign currencies, primarily in Europe, to the weaker U.S. dollar increased net sales by approximately 7%.

Costs of Sales and Gross Profit

Cost of sales for the first quarter was $353.8 million, an increase of $71.8 million or 25% versus the first quarter of 2003. Higher shipments increased cost of sales by 11%. Higher product costs primarily in the U.S. increased cost of sales by 5%. Unfavorable product mix mainly in the U.S. increased cost of sales by 2%. Translation of stronger foreign currencies, primarily in Europe, to a weaker U.S. dollar increased cost of sales by approximately 7%.

Gross profit was $458.4 million, an increase of $68.0 million or 17% from the same period last year. The gross profit margin on net sales was 56.4%, down from 58.1% in the first quarter of 2003. The 1.7 percentage point decrease was due primarily to higher product costs and increased couponing to support product initiatives in the U.S.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) for the first quarter were $296.7 million, up $47.7 million or 19% from the same period last year. Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A by 6%. Higher general and administrative expenses, driven primarily by higher research and development spending and continued investment in information technology increased SG&A by 6%. Brand support increased SG&A by 5% due to increased advertising spending primarily in the U.S., Russia, France and China, in support of key global brands. Higher selling and other marketing expenses to support growth, mainly in Russia and China, increased SG&A by 2%.

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended March 31,

	2004	2003

Advertising	13.0%	12.8%
Merchandising and Promotion/Other	5.6%	6.2%

Total Brand Support	18.6%	19.0%
Selling and Other Marketing	9.5%	10.2%
General and Administrative	8.4%	7.8%

Total	36.5%	37.0%

"Other" expenses reported in merchandising and promotion include brand research spending and royalty fees paid to third parties.

Investment Income

Investment income for the first quarter was $2.5 million compared to $1.5 million for the first quarter of last year. The increase was due primarily to higher cash balances slightly offset by lower worldwide yields.

Income Taxes

Income taxes for the first quarter were $52.2 million, up $6.6 million or 14% from the first quarter of 2003. Pretax earnings were $163.2 million, an increase of $20.5 million or 14%. The consolidated effective tax rate was 32.0% for both periods.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net Earnings

Consolidated net earnings for the first quarter of 2004 totaled $111.0 million or $.49 per share compared to last year's net earnings of $97.0 million or $.43 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first three months of 2004 was $114.0 million, compared to $97.1 million for the same period in 2003. The increase is primarily due to higher earnings. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.7 to 1 at March 31, 2004 and December 31, 2003.

Additions to Property, Plant, and Equipment

Capital expenditures for the first quarter were $32.0 million compared to $29.4 million in the first quarter last year. The increase was due primarily to higher spending in the first quarter 2004 to increase worldwide manufacturing capacity, including spending for new product initiatives, offset by lower capital investment in information technology. For the full year 2004, capital expenditures are expected to be slightly above 2003 levels and are planned to be funded from the Company's cash flow from operations.

SUBSEQUENT EVENT - ACQUISITION

On April 1, 2004, the Company completed its transaction with Agrolimen, a privately-held Spanish conglomerate, to purchase certain confectionery businesses of the Joyco Group. The purchase price of 215 million Euro (approximately $260 million) was funded from the Company's available cash and a $130 million draw on the $300 million line of credit the Company negotiated for purposes of this transaction.

This transaction strengthens the Company's operations in key geographies such as Spain, India, and China through a broader confectionery brand portfolio, access to additional distribution channels and increased confectionery and gum base manufacturing capacity. These opportunities, along with the efficiencies from combining the operations of the Company with those of the Joyco Group, were key factors associated with the determination of the purchase price.

In connection with the acquisition, the Company entered into a $300 million unsecured line of credit. The interest rate on the line of credit is variable and is indexed to the LIBOR rate. The Company will pay an annual facility fee and additional fees based on amounts drawn. The line of credit matures on March 19, 2007. Upon entering into this line of credit, the Company terminated the $100 million unsecured line of credit, which had been renewed in September 2003.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2e

REPURCHASES OF EQUITY SECURITIES

(All amounts in thousands, except per share values)

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program

January 1st - January 31st	22	56.40	-	145,237
February 1st - February 29th	208	55.55	207	133,704
March 1st - March 31st	419	57.36	419	109,699

(a)

Represents shares purchased by the Company in the open market, to provide shares for the Company's 1997 Management Incentive Plan, as amended, and as part of a publicly announced Share Repurchase Program. Under the Management Incentive Plan certain programs provide compensation for key employees and Directors of the Company in the form of Company shares.

(b)

Represents shares purchased under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of October 25, 2000 and January 28, 2004, to purchase up to $100,000 per authorization, of shares in the open market. At March 31, 2004, $109,699 remains available for repurchase under the Program. The Program will expire when the authorized amount is completely utilized.

FORM 10-Q
PART I - FINANCIAL INFORMATION - ITEM 3 AND 4

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

Item 4 - Controls and Procedures

As of March 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. Additionally, there have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to March 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

FORM 10-Q

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to Vote of Security

The Annual Meeting of Stockholders of the Wm. Wrigley Jr. Company was held on March 9, 2004 to consider the following proposals:

(1) Election of three Class II Directors to serve on the Board until the Annual Meeting in 2007;
(2) Approval of the amendment of the Wm. Wrigley Jr. Company 1997 Management Incentive Plan; and
(3) Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004.

The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

Proposal 1. Election of Three Class II Directors. With each class of stock voting together, a total of 523,444,272 votes were submitted for the election of each nominee as Class II Directors to serve on the Board until the Annual Meeting in 2007 as follows:

Nominee	For	Withheld

Thomas A. Knowlton	521,049,824	2,394,448
Steven B. Sample	520,976,774	2,467,498
Alex Shumate	518,999,780	4,444,492

Proposal 2. Approval of the Amendment of the Wm. Wrigley Jr. Company 1997 Management Incentive Plan. With each class of stock voting together, a total of 523,444,272 votes were submitted for the approval of the amendment of the Company's 1997 Management Incentive Plan as follows:

For	Against	Abstain	Brokers Nonvotes

484,911,440	10,770,116	2,755,034	25,007,682

Proposal 3. Ratification of Appointment of Ernst & Young LLP as Independent Auditors. With each class of stock voting together, a total of 523,444,272 votes were submitted for the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2004 as follows:

For	Against	Abstain

515,858,231	6,033,847	1,552,194

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Index to Exhibits on page 15.
(b)

On January 12, 2004, the Company filed a report on Form 8-K. The report disclosed that the Wrigley Company signed a purchase agreement with Agrolimen a privately held Spanish food conglomerate to acquire certain confectionery businesses of its Joyco Group. The Company simultaneously issued a press release to the public regarding the acquisition.

(c)

On January 28, 2004, the Company filed a report on Form 8-K. The report contained a press release issued by the Company, regarding the Company's result of operations and financial condition for the fiscal quarter and year ended December 31, 2003.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

		By	/s/Duane Portwood

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer

Date	05/10/04

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 14 (a))

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and By-laws.

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

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non-Employee Directors' Death Benefit Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant's Amended Management Incentive Plan, effective from March 9, 2004, is attached hereto.

10(e).

Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001.

31.	Rule 13a-14(a)/15d-14(a) Certification of:
(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and
(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer,
are attached hereto.

32.	Section 1350 Certification of:
(i) Mr. William Wrigley Jr., Chairman of the Board, President and Chief Executive Officer, and
(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer;
are attached hereto.

For copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

