Form 10-Q
period 2004-06-30
WRIGLEY WM JR CO
filed 2004-08-09
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

For the Quarter Ended June 30, 2004 Commission file number 1-800

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

YES ☒ NO ☐

191,132,715 shares of Common Stock and 33,622,699 shares of Class B Common Stock were outstanding as of July 30, 2004.

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Three Months Ended June 30, 2004 and 2003 and Six Months Ended June 30, 2004 and 2003	2

Consolidated Statement of Cash Flows (Condensed) for the Six Months Ended June 30, 2004 and 2003	3

Consolidated Balance Sheet (Condensed) as of June 30, 2004 and December 31, 2003	4

Notes to Consolidated Financial Statements (Condensed)	5 - 10

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	11 - 13

Item 2e - Repurchases of Equity Securities	14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Item 4 - Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	16

SIGNATURES	17

INDEX TO EXHIBITS	18

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)
	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net sales	$957,906	792,614	1,770,057	1,465,007

Cost of sales	417,886	328,616	771,652	610,590

Gross profit	540,020	463,998	998,405	854,417

Selling, general and administrative expense	335,850	282,978	632,566	532,033

Operating income	204,170	181,020	365,839	322,384

Investment income	2,265	2,871	4,760	4,401

Other income (expense)	(1,721)	1,301	(2,675)	1,081

Earnings before income taxes	204,714	185,192	367,924	327,866

Income taxes	65,509	59,262	117,736	104, 917

Net earnings	$139,205	125,930	250,188	222,949

Net earnings per average share
of common stock (basic and diluted)	$0.62	0.56	1.11	0.99

Dividends declared per share
of common stock	$0.235	0.220	0.470	0.440

Average number of shares
outstanding for the period	224,690	225,111	224,742	225,082

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)
	Six Months Ended June 30,

	2004	2003

OPERATING ACTIVITIES
Net earnings	$250,188	222,949
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	67,729	50,271
Loss on retirements of property, plant, and equipment	7,790	108
(Increase) decrease in:
Accounts receivable	(3,907)	7,940
Inventories	4,146	(26,840)
Other current assets	(15,003)	(14,617)
Other assets and deferred charges	(5,449)	4,129
Increase (decrease) in:
Accounts payable	13,213	20,176
Accrued expenses	19,474	(4,730)
Income and other taxes payable	180	(9,896)
Deferred taxes	4,200	2,267
Other noncurrent liabilities	12,728	4,432

Net cash provided by operating activities	355,289	256,189

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(80,666)	(66,670)
Proceeds from disposal of property, plant, and equipment	1,249	1,464
Acquisition, net of cash acquired	(260,758)	--
Purchases of short-term investments	(16,048)	(17,756)
Maturities of short-term investments	16,119	21,545

Net cash used in investing activities	(340,104)	(61,417)

FINANCING ACTIVITIES
Dividends paid	(102,252)	(95,683)
Net purchases of common stock	(24,726)	(2,639)
Borrowings under the line of credit	130,000	--

Net cash from (used in) financing activities	3,022	(98,322)

Effect of exchange rate changes on cash and
cash equivalents	(16)	1,982

Net increase in cash and cash equivalents	18,191	98,432
Cash and cash equivalents at beginning of period	505,217	279,276

Cash and cash equivalents at end of period	$523,408	377,708

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$122,317	107,692

Interest paid	$1,626	1,032

Interest and dividends received	$4,760	4,408

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED)
(Unaudited) June 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$523,408	505,217
Short-term investments, at amortized cost	22,617	22,509
Accounts receivable
(less allowance for doubtful accounts;
6/30/04 - $9,118; 12/31/03 - $9,232)	365,087	328,862
Inventories -
Finished goods	143,792	127,839
Raw materials and supplies	232,057	222,129

375,849	349,968

Other current assets	79,958	60,209
Deferred income taxes - current	23,677	23,826

Total current assets	1,390,596	1,290,591

Marketable equity securities at fair value	15,416	16,239
Deferred charges and other assets	245,442	197,522
Goodwill	153,639	26,730
Deferred income taxes - noncurrent	33,318	33,148

Property, plant, and equipment, at cost	1,870,964	1,745,193
Less accumulated depreciation	843,242	789,013

Net property, plant, and equipment	1,027,722	956,180

Total assets	$2,866,133	2,520,410

Current liabilities:
Line of credit	$130,000	---
Accounts payable	176,443	134,888
Accrued expenses	234,438	206,360
Dividends payable	52,809	49,469
Income and other taxes payable	74,781	68,650
Deferred income taxes - current	5,237	5,427

Total current liabilities	673,708	464,794

Deferred income taxes - noncurrent	85,344	82,919
Other noncurrent liabilities	166,344	151,876

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	197,651 shares at 6/30/04
191,964 shares at 12/31/03	13,120	12,790
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
34,790 shares at 6/30/04
40,477 shares at 12/31/03	2,376	2,706
Additional paid-in capital	12,841	8,342
Retained earnings	2,297,916	2,152,566
Common stock in treasury, at cost -
(6/30/04 - 7,727 shares; 12/31/03 - 7,581 shares)	(340,988)	(320,450)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(52,077)	(42,692)
Loss on derivative contracts	(1,377)	(1,902)
Unrealized holding gains on marketable equity securities	8,926	9,461

Total accumulated other comprehensive income (loss)	(44,528)	(35,133)

Total stockholders' equity	1,940,737	1,820,821

Total liabilities & stockholders' equity	$2,866,133	2,520,410

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

	FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and six month periods ended June 30, 2004 and 2003, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 2004 and 2003, and the Consolidated Balance Sheet (Condensed) at June 30, 2004, are unaudited. In the Company's opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2003 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2003 audited consolidated financial statements and related notes, which are an integral part thereof. Certain amounts recorded in 2003 have been reclassified to conform to the 2004 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

On April 1, 2004, the Company completed its transaction with Agrolimen, a privately-held Spanish conglomerate, to acquire certain confectionery businesses of the Joyco Group (Joyco). Cash consideration, including direct acquisition costs, totaled $261 million , net of cash acquired. The acquisition was funded by a $130 million draw on the $300 million line of credit the Company negotiated for purposes of this transaction with the remaining amount of $131 million funded from the Company's available cash. This transaction strengthens the Company's operations in key geographies such as Spain, India and China through a broader confectionery brand portfolio, access to additional distribution channels and enhanced manufacturing capabilities. These opportunities along with the synergies from combining the operations of the Company with those of Joyco were key factors associated with the determination of the purchase price and related goodwill. The results of operations for the businesses acquired have been included in the consolidated financial results of the Company since April 1, 2004.

The acquisition has been accounted for under SFAS No. 141, "Business Combinations," and accordingly the purchase method of accounting has been used. The Company has recorded a preliminary allocation of the purchase price as of April 1, 2004 as the process of obtaining independent valuations of property, plant and equipment, the fair value of the intangible assets and the remaining useful lives of these assets is not completed. This will result in potential adjustments to the carrying values of Joyco's recorded assets and liabilities, establishment of certain intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of fair values. The Company also is completing its analysis of integration plans that may result in additional purchase allocation adjustments.

The following table includes the unaudited pro forma combined net sales for the second quarter and first six months as if the Company had acquired the confectionery businesses of Joyco as of January 1, 2003. The impact on operating income, net earnings and earnings per share was not significant. In determining the unaudited pro forma amounts, income taxes, interest expense, and depreciation and amortization of assets have been adjusted to the accounting base recognized for each in recording the combination. There are no material, nonrecurring items included in the pro forma results of operations.

		Three Months Ended		Six Months Ended
		6/30/2004	6/30/2003	6/30/2004	6/30/2003

	Net Sales	$957,906	850,000	1,835,458	1,575,846

	All amounts in thousands.

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)
4.

In connection with the Joyco acquisition, the Company entered into a $300 million unsecured line of credit under which initially $130 million has been borrowed as of April 1, 2004. The interest rate on the line of credit is variable and is indexed to the LIBOR rate. The Company will pay an annual facility fee and additional fees based on amounts drawn. The line of credit expires on March 19, 2007.

5.

The increase in goodwill is primarily due to the preliminary allocation of goodwill related to the acquisition of Joyco, which is subject to revision based on final determination of fair values and completion of integration plan analysis.

6.

In the second quarter 2004, the Company continued to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock. As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, to stock compensation plans.

			Three Months Ended		Six Months Ended
			6/30/2004	6/30/2003	6/30/2004	6/30/2003

	Net earnings as reported		$139,205	125,930	250,188	222,949

	Add:	Stock-based compensation expense included
		in net earnings, net of tax	3,628	1,917	6,695	4,189

	Deduct:	Total stock-based compensation expense determined
		determined under fair value method for all
		awards, net of tax	(6,916)	(5,515)	(13,712)	(11,070)

			$135,917	122,332	243,171	216,068

	Pro forma net earnings

	Basic and diluted earnings per share

		As reported	$0.62	0.56	1.11	0.99
		Pro forma	$0.60	0.54	1.08	0.96

All amounts in thousands except per share values.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

7. An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).
	(Increase)/ Decrease to
	Stockholders' Equity

Second Quarter	2004	2003

Balance at April 1	$45,618	112,903
Translation adjustment for
the second quarter	6,459	(25,965)

Balance at June 30	$52,077	86,938

	(Increase)/ Decrease to
	Stockholders' Equity

Six Months	2004	2003

Balance at January 1	$42,692	112,303
Translation adjustment for
the first six months	9,385	(25,365)

Balance at June 30	$52,077	86,938

8.	An analysis of comprehensive income is provided below (in thousands of dollars).

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2004	2003	2004	2003

	Net earnings	$139,205	125,930	250,188	222,949

	Changes in other comprehensive income,
	before tax:
	Foreign currency
	translation adjustments	(6,620)	23,371	(9,459)	22,707
	Unrealized holding gains (losses)
	on securities	(540)	1,760	(823)	(1,247)
	Gain (loss) on derivative contracts	1,267	(2,560)	756	(775)

	Changes in other comprehensive income,
	before tax	(5,893)	22,571	(9,526)	20,685
	Changes in income tax benefit (expense) related
	to items of other comprehensive income	(56)	2,802	131	3,290

	Changes in other comprehensive income,
	net of tax	(5,949)	25,373	(9,395)	23,975

	Total comprehensive income	$133,256	151,303	240,793	246,924

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

9.

On December 31, 2003 the Company adopted the provisions of SFAS 132 (revised) "Employers' Disclosures about Pensions and Other Post-retirement Benefits." The Statement amends the disclosure requirements of SFAS 132 to require more information in both annual and interim financial statements about pension and post-retirement benefits in order to increase the transparency of the financial reporting related to those plans and benefits. The following information provides the second quarter and first six months net periodic costs for both the Company's U.S. and Non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company's U.S. pension and post-retirement plans (in thousands of dollars).

	The components of net pension costs are as follows:

		U.S. Plans		Non-U.S. Plans
		Three Months Ended		Three Months Ended
		June 30,		June 30,

		2004	2003	2004	2003

	Service Cost	$3,400	2,800	2,300	2,000
	Interest Cost	6,700	5,900	2,600	2,300
	Expected Return on Plan Assets	(8,300)	(6,800)	(2,500)	(1,600)
	Amortization of Unrecognized Transition Assets	-	-	(100)	(100)
	Prior Service Costs Recognized	800	100	-	-
	Recognized Net Actuarial Loss	500	1,100	500	400
	Other Pension Plans	-	400	300	300

	Net Pension Costs	$3,100	3,500	3,100	3,300

The components of net pension costs are as follows:

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service Cost	$6,500	5,500	4,400	3,800
Interest Cost	12,300	11,800	5,100	4,200
Expected Return on Plan Assets	(14,500)	(12,400)	(5,000)	(3,000)
Amortization of Unrecognized Transition Assets	-	-	(200)	(200)
Prior Service Costs Recognized	900	200	100	100
Recognized Net Actuarial Loss	1,900	2,400	900	800
Other Pension Plans	-	400	700	600

Net Pension Costs	$7,100	7,900	6,000	6,300

The Company disclosed in its financial statements for the year ended December 31, 2003 that it did not expect a need to fund the U.S. pension plan in 2004. As of June 30, 2004, no contributions have been made and the Company continues to anticipate not having a need to fund the U.S. pension plan in 2004.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)
9. (continued)

The components of net post-retirement benefit costs are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2004	2003	2004	2003

Service Cost		$600	400	1,200	800
Interest Cost		700	700	1,400	1,400
Expected Return on Plan Assets		(400)	(400)	(800)	(800)
Recognized Net Actuarial Loss		300	200	600	400

Net Post-Retirement Benefit Costs		$1,200	900	2,400	1,800

As of June 30, 2004, $1,400 of contributions have been made to the Company's post-retirement plan. The Company disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2,700 to the U.S. post-retirement plan during 2004. This expected 2004 total year contribution has not changed.

10.	Segment Information

Management organizes the Company's chewing gum and other confectionery business based principally on geographic regions. In the first quarter 2004, the Company revised its segment reporting to reflect changes in the organizational structure and management of its business. The primary change to segment reporting, compared to 2003, combines the Latin America and Pacific regions within "Other Confectionery Operations." In 2003, the Latin America region was included in the former "Americas" region. Descriptions of the Company's reportable segments are as follows:

•					North America - These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

•

EMEAI - These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa, and India. Also included are Joyco operations that manufacture and market gum and other confectionery products in this region.

•

Asia - These operations manufacture and market gum and other confectionery products in a number of Asia geographies including China, Taiwan, and the Philippines. Also included are Joyco operations that manufacture and market gum and other confectionery products in this region.

•					Other Confectionery Operations - These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows (in thousands of dollars):

Net Sales	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

North America	$330,992	306,885	617,763	561,763
EMEAI	469,657	377,480	855,089	672,086
Asia	101,810	76,934	202,449	166,722
Other Confectionery Operations	40,866	27,321	76,646	56,355
All Other	14,581	3,994	18,110	8,081

Net Sales	$957,906	792,614	1,770,057	1,465,007

"All Other" net sales consist primarily of sales of gumbase, including Joyco gumbase sales, to third parties.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

10. (continued)

Operating Income	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

North America	$88,862	79,151	158,794	142,176
EMEAI	122,312	112,036	216,638	184,873
Asia	27,914	19,106	61,783	49,719
Other Confectionery Operations	8,247	7,954	15,701	15,852
All Other	(43,165)	(37,227)	(87,077)	(70,236)

Operating Income	$204,170	181,020	365,839	322,384

"All Other" includes corporate expenses such as costs related to research and development, information systems, certain administrative functions, operating results from the manufacture and sale of gumbase to third parties, and results of Wrigley Healthcare in 2003. Also included are Joyco's research and development expenses, operating results from Joyco's manufacture and sale of gumbase to third parties, and certain integration costs related to the acquisition.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter were $957.9 million, up $165.3 million or 21% versus the second quarter of 2003. Higher worldwide shipments increased sales revenue by 15%. Higher shipments primarily in Russia, China, and the U.S. drove 8% of the increase in sales, while the recent acquisition of certain confectionery businesses of the Joyco Group (Joyco), completed on April 1, 2004, drove 7% of the increase. Favorable product mix and selected selling price increases, primarily in the U.S., increased sales revenue by 3%. Translation of stronger foreign currencies, primarily in Europe, to a weaker U.S. dollar increased sales by approximately 3%.

Net sales for the first six months were $1,770.1 million, up $305.1 million or 21% versus the first six months of 2003. Higher shipments mainly in Russia, China and the U.S., increased sales revenue by 9%, while Joyco shipments increased sales 4%. In addition, favorable product mix and selected selling prices primarily in the U.S., increased sales by approximately 3%. Translation of foreign currencies to a weaker U.S. dollar increased sales by approximately 5%.

Costs of Sales and Gross Profit

Cost of sales for the second quarter were $417.9 million, up $89.3 million or 27% versus the second quarter of 2003. Higher shipments increased cost of sales by 17%. Joyco shipments increased costs of sales by 12%, while higher shipments in all other Wrigley operations drove the remaining 5% increase. Additionally, higher product costs and unfavorable product mix, primarily in the U.S. and EMEAI region, increased cost of sales by 7%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by 3%.

Gross profit for the quarter was $540.0 million, up $76.0 million or 16% from the same period last year. The gross profit margin was 56.4%, down from 58.5% in the second quarter of 2003. The 2.1% percentage point decrease was driven by Joyco's lower margin product portfolio, which contributed approximately half the decrease, as well as higher product costs associated with Wrigley's new products.

Cost of sales for the first six months were $771.7 million, up $161.1 million or 26% versus the first six months of 2003. Higher shipments increased cost of sales by 14%. Higher shipments in Wrigley operations increased cost of sales by 8%, while Joyco shipments increased cost of sales the remaining 6%. Higher product cost and unfavorable product mix primarily increased cost of sales by 7%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by approximately 5%.

Gross profit for the first six months was $998.4 million, up $144.0 million or 17% from the same period last year. The gross profit margin was 56.4%, down from 58.3% in the first six months of 2003.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) for the second quarter were $335.8 million, up $52.9 million or 19% from the same period last year. Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A expense by 3%. The impact of Joyco, which included integration costs, increased SG&A by 7%. Higher brand support, due to increased advertising spending primarily in the U.S., China, and Russia in support of key brands, increased SG&A by 4%. Higher general and administrative expenses, driven primarily by continued investment in information technology and by higher research and development spending increased SG&A by 2%. Finally, higher selling and other marketing expenses increased SG&A by 1%.

For the first six months of 2004, SG&A expenses were $632.6 million, up $100.5 million or 19% from the same period last year. Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A expense by 5%. The impact of Joyco, which included integration costs, increased SG&A by 4%. Higher brand support, driven primarily by increased advertising spending mainly in the U.S., Russia, and China increased SG&A by 5%. Higher general and administrative expenses, due to increased research and development spending and continued investment in information technology, increased SG&A by 4%. Finally, higher selling and other marketing expenses, to mainly support growth in the key geographies of Russia and China, increased SG&A by 2%.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30

	2004	2003	2004	2003

Advertising	12.5%	12.3%	12.7%	12.5%
Merchandising and Promotion/Other	5.6%	6.6%	5.6%	6.5%

Total Brand Support	18.1%	18.9%	18.3%	19.0%
Selling and Other Marketing	9.0%	9.2%	9.2%	9.6%
General and Administrative	8.0%	7.6%	8.2%	7.7%

Total	35.1%	35.7%	35.7%	36.3%

"Other" expenses reported in merchandising and promotion include brand research spending and royalty fees paid to third parties.

Investment Income

Investment income for the second quarter was $2.3 million, down $0.6 million or 21% versus the second quarter of last year. The decrease was primarily due to the absence of 2003 gains from the sale of marketable equity securities.

Investment income for the first six months of 2004 was $4.8 million, up $0.4 million or 8% versus the first six months of last year. The increase was primarily due to higher cash balances offset by the absence of 2003 gains from the sale of marketable equity securities and lower worldwide yields.

Other Income / Expense

Other expense for the second quarter was $1.7 million, compared to other income of $1.3 million for the second quarter last year. The change in 2004 was primarily due to foreign currency transaction losses and interest expense on the use of the line of credit.

Other expense for the first six months of 2004 was $2.7 million, compared to other income of $1.1 million for the first six months of last year. The change in 2004 was mainly due to a loss on land held for sale in the U.S., foreign currency transaction losses and interest expense on the use of the line of credit.

Income Taxes

Income taxes for the second quarter were $65.5 million, up $6.2 million or 11% from the second quarter of 2003. Pretax earnings were $204.7 million, an increase of $19.5 million or 11%. Income taxes for the first six months were $117.7 million, up $12.8 million or 12% from the first six months 2003. Pretax earnings were $367.9 million, an increase of $40.1 million or 12%. The consolidated effective tax rates were 32.0% for all time periods.

Net Earnings
Consolidated net earnings for the second quarter of 2004 totaled $139.2 million or $0.62 per share compared to last year's net earnings of $125.9 million or $0.56 per share for the same period.

Consolidated net earnings for the first six months of 2004 totaled $250.2 million or $1.11 per share compared to last year's net earnings of $222.9 million or $0.99 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first six months of 2004 was $355.3 million compared with $256.2 million for the same period in 2003. The change in net cash provided by operating activities is due to reduced levels of working capital investment in 2004 versus 2003 and increased net earnings. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.0 to 1 on June 30, 2004 and in excess of 2.7 on December 31, 2003. The decrease in current ratio between June 30, 2004 and December 31, 2003 is primarily due to the draw on the line of credit.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Additions to Property, Plant, and Equipment

Capital expenditures for the first six months of 2004 were $80.7 million compared to $66.7 million in 2003. The increase in 2004 versus 2003 was due primarily to higher spending on worldwide manufacturing capacity, including spending for new product initiatives and capital investment in the Company's new innovation facility. For the full year 2004, capital expenditures are expected to be slightly above 2003 levels and also planned to be funded from the Company's cash flow from operations.

Acquisition

On April 1, 2004, the Company completed its transaction with Agrolimen, a privately-held Spanish conglomerate, to acquire certain confectionery businesses of the Joyco Group (Joyco). Cash consideration, including direct acquisition costs, totaled $261 million, net of cash acquired. The acquisition was funded by a $130 million draw on the $300 million line of credit the Company negotiated for purposes of this transaction with the remaining amount of $131 million funded from the Company's available cash. This transaction strengthens the Company's operations in key geographies such as Spain, India and China through a broader confectionery brand portfolio, access to additional distribution channels and enhanced manufacturing capabilities. These opportunities along with the synergies from combining the operations of the Company with those of Joyco were key factors associated with the determination of the purchase price and related goodwill. The results of operations for the businesses acquired have been included in the consolidated financial results of the Company since April 1, 2004.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2e

REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program

April 1st - April 30th	11,250	58.76	11,000	109,022,981
May 1st - May 31st	362	62.26	-	109,022,981
June 1st - June 30th	245,400	62.22	245,400	93,753,092

(a)

Represents actual number of shares purchased by the Company in the open market, to provide shares for the Company's 1997 Management Incentive Plan, as amended, and as part of a publicly announced Share Repurchase Program. Under the Management Incentive Plan certain programs provide compensation for key employees and Directors of the Company in the form of Company shares.

(b)

Represents actual number of shares purchased under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of October 25, 2000 and January 28, 2004, to purchase up to $100,000,000 per authorization, of shares in the open market. At June 30, 2004, $93,753,092 remains available for repurchase under the Program. The Program will expire when the authorized amount is completely utilized.

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

Important factors that may influence the operations, performance, development and results of the Company' business include global and local business and economic conditions; currency exchange and interest rates; ingredients, labor, and other operating costs; insufficient or underutilization of manufacturing capacity; destruction of all or part of manufacturing facilities; labor strikes or unrest; political or economic instability in local markets; war or acts of terrorism; competition and other industry trends; retention of preferred retail space; effectiveness of marketing campaigns or new product introductions; consumer preferences, spending patterns, and demographic trends; legislation and governmental regulation; and accounting policies and practices.

We caution the reader that the list of factors may not be exhaustive. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 4 - Controls and Procedures

As of June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. Additionally, there have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to June 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

FORM 10-Q
PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 18.

(b)

On April 2, 2004, the Company filed a report on Form 8-K. The report disclosed that On April 1, 2004, Company acquired certain confectionery businesses of the Joyco Group from Agrolimen, a privately held Spanish food conglomerate. The Company simultaneously issued a Press Release to the public regarding the acquisition.

(c)

On April 27, 2004, the Company filed a report on Form 8-K. The report contained a press release issued by the Company, regarding the Company's result of operations and financial condition for the fiscal quarter ended March 31, 2004.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

		By	/s/Duane Portwood

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer

Date	08/09/04

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 14 (a))

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and By-laws.

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

