Form 10-Q
period 2004-09-30
WRIGLEY WM JR CO
filed 2004-11-09
CIK 108601

Table_Of_Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

For the Quarter Ended September 30, 2004 Commission file number 1-800

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

YES ☒ NO ☐

190,871,069 shares of Common Stock and 33,567,353 shares of Class B Common Stock were outstanding as of October 29, 2004.

WM. WRIGLEY JR. COMPANY INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statement of Earnings (Condensed) for the Three and Nine Months Ended September 30, 2004 and 2003	2

Consolidated Statement of Cash Flows (Condensed) for the Nine Months Ended September 30, 2004 and 2003	3

Consolidated Balance Sheet (Condensed) as of September 30, 2004 and December 31, 2003	4

Notes to Consolidated Financial Statements (Condensed)	5 - 10

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	11 - 13

Item 2e - Repurchase of Equity Securities	14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Item 4 - Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	16

SIGNATURES	17

INDEX TO EXHIBITS	18

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net Sales	$916,675	782,877	2,686,732	2,247,884

Cost of Sales	407,944	346,264	1,179,596	956,854

Gross Profit	508,731	436,613	1,507,136	1,291,030

Selling, General and Administrative Expense	324,882	269,152	957,448	801,185

Operating Income	183,849	167,461	549,688	489,845

Investment Income	3,110	1,953	7,870	6,354

Other (Expense)	(1,995)	(3,138)	(4,670)	(2,057)

Earnings before Income Taxes	184,964	166,276	552,888	494,142

Income Taxes	59,188	53,208	176,924	158,125

Net Earnings	$125,776	113,068	375,964	336,017

Net Earnings per average share
of Common Stock (basic and diluted)	$0.56	0.50	1.67	1.49

Dividends declared per share
of Common Stock	$0.235	0.220	0.705	0.660

Average number of shares
outstanding for the period	224,471	224,886	224,651	225,016

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED) (Unaudited)

	Nine Months Ended September 30,

	2004	2003

OPERATING ACTIVITIES
Net Earnings	$375,964	336,017
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	105,368	80,394
Loss on retirements of property, plant,
and equipment	8,701	6,291
(Increase) decrease in:
Accounts receivable	(10,095)	(3,460)
Inventories	10,850	(33,652)
Other current assets	(16,400)	(6,270)
Other assets and deferred charges	(3,214)	4,970
Increase (decrease) in:
Accounts payable	(9,634)	32,629
Accrued expenses	59,062	5,341
Income and other taxes payable	169	142
Deferred taxes	2,913	4,806
Other noncurrent liabilities	14,943	7,551

Net cash provided by operating activities	$538,627	434,759

INVESTING ACTIVITIES
Additions to property, plant, and equipment	$(142,220)	(116,012)
Proceeds from disposal of property, plant and equipment	2,824	3,930
Acquisition, net of cash acquired	(263,189)	--
Purchases of short-term investments	(27,757)	(28,273)
Maturities of short-term investments	27,769	32,720

Net cash used in investing activities	(402,573)	(107,635)

FINANCING ACTIVITIES
Dividends paid	(155,068)	(145,186)
Net purchases of common stock	(46,720)	(28,126)
Borrowings under the line of credit	130,000	--

Net cash used in financing activities	(71,788)	(173,312)

Effect of exchange rate changes on cash and
cash equivalents	5,446	849

Net increase in cash and cash equivalents	69,712	154,661
Cash and cash equivalents at beginning of period	505,217	279,276

Cash and cash equivalents at end of period	$574,929	433,937

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$184,007	146,913

Interest paid	$2,431	1,437

Interest and dividends received	$7,870	6,347

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY CONSOLIDATED BALANCE SHEET (CONDENSED)

(Unaudited) September 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$574,929	505,217
Short-term investments, at amortized cost	22,677	22,509
Accounts receivable
(less allowance for doubtful accounts; 9/30/04 - $10,608; 12/31/03 - $9,232)	375,750	328,862
Inventories -
Finished goods	137,245	127,839
Raw materials and supplies	234,690	222,129

371,935	349,968

Other current assets	84,402	60,209
Deferred incomes taxes - current	23,622	23,826

Total current assets	1,453,315	1,290,591

Marketable equity securities at fair value	16,167	16,239
Deferred charges and other assets	246,309	197,522
Goodwill	154,893	26,730
Deferred income taxes - noncurrent	32,768	33,148

Property, plant and equipment, at cost	1,938,674	1,745,193
Less accumulated depreciation	877,170	789,013

Net property, plant, and equipment	1,061,504	956,180

Total assets	$2,964,956	2,520,410

Current liabilities:
Line of credit	$130,000	--
Accounts payable	155,774	134,888
Accrued expenses	276,769	206,360
Dividends payable	52,697	49,469
Income and other taxes payable	73,587	68,650
Deferred income taxes - current	6,043	5,427

Total current liabilities	694,870	464,794

Deferred income taxes - noncurrent	84,834	82,919
Other noncurrent liabilities	169,462	151,876

Stockholders' equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized - 400,000 shares
Issued -	198,868 shares at 9/30/04
191,964 shares at 12/31/03	13,248	12,790
Class B common stock (convertible)
Authorized - 80,000 shares
Issued and outstanding -
33,573 shares at 9/30/04
40,477 shares at 12/31/03	2,248	2,706
Additional paid-in capital	14,383	8,342
Retained earnings	2,371,453	2,152,566
Common stock in treasury, at cost -
(9/30/04 - 8,055 shares; 12/31/03 - 7,581 shares)	(363,979)	(320,450)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(31,675)	(42,692)
Gain (loss) on derivative contracts	698	(1,902)
Unrealized holding gains on marketable
equity securities	9,414	9,461

Total accumulated other comprehensive income (loss)	(21,563)	(35,133)

Total stockholders' equity	2,015,790	1,820,821

Total liabilities & stockholders' equity	$2,964,956	2,520,410

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and nine month periods ended September 30, 2004 and 2003, respectively, the Consolidated Statement of Cash Flows (Condensed) for the nine month periods ended September 30, 2004 and 2003, and the Consolidated Balance Sheet (Condensed) at September 30, 2004, are unaudited. In the Company's opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2003 audited consolidated financial statements. These condensed financial statements should be read in conjunction with the 2003 audited consolidated financial statements and related notes, which are an integral part thereof. Certain amounts recorded in 2003 have been reclassified to conform to the 2004 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

3.

On April 1, 2004, the Company completed its transaction with Agrolimen, a privately-held Spanish conglomerate, to acquire certain confectionery businesses of the Joyco Group (Joyco). Cash consideration, including direct acquisition costs, totaled $263 million, net of cash acquired. The acquisition was funded by a $130 million draw on the $300 million line of credit the Company negotiated for purposes of this transaction with the remaining amount of $133 million funded from the Company's available cash. This transaction strengthens the Company's operations in key geographies such as Spain, India and China through a broader confectionery brand portfolio, access to additional distribution channels and enhanced manufacturing capabilities. These opportunities along with the synergies from combining the operations of the Company with those of Joyco were key factors associated with the determination of the purchase price and related goodwill. The results of operations for the businesses acquired have been included in the consolidated financial results of the Company since April 1, 2004.

The acquisition has been accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and accordingly the purchase method of accounting has been used. The Company has recorded a preliminary allocation of the purchase price as of April 1, 2004 as the process of obtaining independent valuations of property, plant and equipment, the fair value of the intangible assets and the remaining useful lives of these assets is not completed. This will result in potential adjustments to the carrying values of Joyco's recorded assets and liabilities, establishment of certain intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of fair values. The Company also is completing its analysis of integration plans that may result in additional purchase price allocation adjustments.

The following table includes the unaudited pro forma combined net sales for the third quarter and first nine months as if the Company had acquired the confectionery businesses of Joyco as of January 1, 2003. In determining the unaudited pro forma amounts, income taxes, interest expense, and depreciation and amortization of assets have been adjusted to the accounting base recognized for each in recording the combination. The impact on operating income, net earnings and earnings per share was not significant. There are no material, nonrecurring items included in the pro forma results of operations.

		Three Months Ended		Nine Months Ended
		9/30/2004	9/30/2003	9/30/2004	9/30/2003

	Net Sales	$916,675	831,190	2,752,133	2,407,036
	All amounts in thousands.

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2003, nor are they necessarily indicative of future consolidated results.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

4.

In connection with the Joyco acquisition, the Company entered into a $300 million unsecured line of credit under which initially $130 million has been borrowed as of April 1, 2004. The interest rate on the line of credit is variable and is indexed to the LIBOR rate. The Company pays an annual facility fee and additional fees based on amounts drawn. The line of credit expires on March 19, 2007.

5.

The increase in goodwill is primarily due to the preliminary allocation of goodwill related to the acquisition of Joyco, which is subject to revision based on final determination of fair values and completion of integration plan analysis.

6.

In the third quarter 2004, the Company continued to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock. As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of the SFAS No. 123, to stock compensation plans.

		Three Months Ended		Nine Months Ended
		9/30/2004	9/30/2003	9/30/2004	9/30/2003

Net earnings as reported		$125,776	113,068	375,964	336,017

Add:	Stock-based compensation expense included in net earnings, net of tax	2,269	1,928	8,964	6,117

Deduct:	Total stock-based compensation expense determined under fair value method for all awards, net of tax	(6,168)	(5,776)	(19,880)	(16,846)

Pro forma net earnings		$121,877	109,220	365,048	325,288

Basic and diluted earnings per share
	As reported	$0.56	0.50	1.67	1.49
	Pro forma	$0.54	0.49	1.62	1.45

All amounts in thousands except per share values.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

7.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

		(Increase) Decrease to Stockholders' Equity

	Third Quarter	2004	2003

	Balance at July 1	$52,077	86,938
	Translation adjustment for
	the third quarter	(20,402)	(4,189)

	Balance at September 30	$31,675	82,749

		(Increase) Decrease to Stockholders' Equity

	Nine Months	2004	2003

	Balance at January 1	$42,692	112,303
	Translation adjustment for
	the first nine months	(11,017)	(29,554)

	Balance at September 30	$31,675	82,749

8.	An analysis of comprehensive income is provided below (in thousands of dollars).

	Three Months Ended September 30,		Nine Months Ended September 30

	2004	2003	2004	2003

Net Earnings	$125,776	113,068	375,964	336,017

Changes in other comprehensive income, before tax
Foreign currency translation adjustments	20,460	6,168	11,001	28,875
Unrealized holding gains (losses) on securities	751	(1,692)	(72)	(2,939)
Gain (loss) on derivative contracts	3,051	(92)	3,807	(867)

Changes in other comprehensive income, before tax	24,262	4,384	14,736	25,069
Changes in income tax benefit (expense) related to items of other comprehensive income	(1,297)	(1,356)	(1,166)	1,934

Changes in other comprehensive income net of tax	22,965	3,028	13,570	27,003

Total comprehensive income	$148,741	116,096	389,534	363,020

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

9.

On December 31, 2003 the Company adopted the provisions of SFAS 132 (revised) "Employers' Disclosures about Pensions and Other Post-retirement Benefits." The Statement amends the disclosure requirements of SFAS 132 to require more information in both annual and interim financial statements about pension and post-retirement benefits in order to increase the transparency of the financial reporting related to those plans and benefits. The following information provides the third quarter and first nine months net periodic costs for both the Company's U.S. and Non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company's U.S. pension and post-retirement plans (in thousands of dollars).

The components of net pension costs are as follows:

	U.S. Plans Three Months Ended September 30,		Non-U.S. Plans Three Months Ended September 30,

	2004	2003	2004	2003

Service Cost	$3,400	2,400	2,100	2,000
Interest Cost	6,700	5,100	2,600	2,200
Expected Return on Plan Assets	(8,300)	(5,900)	(2,600)	(1,700)
Amortization of Unrecognized
Transition Assets	-	-	-	(100)
Prior Service Costs Recognized	800	100	-	-
Recognized Net Actuarial Loss	500	1,000	400	400
Other Pension Plans	-	300	300	400

Net Pension Costs	$3,100	3,000	2,800	3,200

The components of net pension costs are as follows:

	U. S. Plans Nine Months Ended September 30,		Non-U.S. Plans Nine Months Ended September 30,

	2004	2003	2004	2003

Service Cost	$9,900	7,900	6,500	5,800
Interest Cost	19,000	16,900	7,700	6,400
Expected Return on Plan Assets	(22,800)	(18,300)	(7,600)	(4,700)
Amortization of Unrecognized
Transition Assets	-	-	(200)	(300)
Prior Service Costs Recognized	1,700	300	100	100
Recognized Net Actuarial Loss	2,400	3,400	1,300	1,200
Other Pension Plans	-	700	1,000	1,000

Net Pension Costs	$10,200	10,900	8,800	9,500

The Company disclosed in its financial statements for the year ended December 31, 2003 that it did not expect a need to fund the U.S. pension plan in 2004. As of September 30, 2004, no contributions have been made to the pension plan. However, based on the current interest rates and the current market value of plan assets the Company may elect to contribute an estimated $30 million to the U.S. pension plan in 2004.

	FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

9.	(continued)
	The components of net post-retirement benefit costs are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,

		2004	2003	2004	2003

	Service Costs	$700	400	1,900	1,200
	Interest Cost	800	700	2,200	2,100
	Expected Return on Plan Assets	(400)	(400)	(1,200)	(1,200)
	Recognized Net Actuarial Loss	300	200	900	600

	Net Post-Retirement Benefit Costs	$1,400	900	3,800	2,700

As of September 30, 2004, $2,100 of contributions have been made to the Company's post-retirement plan. The Company disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2,700 to the U.S. post-retirement plan during 2004. This expected 2004 total year contribution has not changed.

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

	•

EMEAI - These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India. Also included are Joyco operations that manufacture and market gum and other confectionery products in this region.

	•

Asia - These operations manufacture and market gum and other confectionery products in a number of Asia geographies including China, Taiwan and the Philippines. Also included are Joyco operations that manufacture and market gum and other confectionery products in this region.

	•	Other Confectionery Operations - These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

	Information by segment is as follows (in thousands of dollars):

	Net Sales	Three Months Ended September 30,		Nine Months Ended September 30,

		2004	2003	2004	2003

	North America	$320,957	302,431	938,720	864,194
	EMEAI	453,095	372,344	1,308,184	1,044,430
	Asia	87,071	70,803	289,520	237,525
	Other Confectionery Operations	39,335	32,967	115,981	89,322
	All Other	16,217	4,332	34,327	12,413

	Net Sales	$916,675	782,877	2,686,732	2,247,884

	"All Other" net sales consist primarily of sales of gumbase, including Joyco gum base sales, to third parties.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 1 (Cont'd) WM. WRIGLEY JR. COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED) (Unaudited)

10.	(continued)

	Operating Income	Three Months Ended September 30,		Nine Months Ended September 30,

		2004	2003	2004	2003

	North America	$86,179	79,299	244,973	221,475
	EMEAI	122,103	105,738	338,741	290,611
	Asia	15,016	17,989	76,799	67,708
	Other Confectionery Operations	8,338	9,350	24,039	25,202
	All Other	(47,787)	(44,915)	(134,864)	(115,151)

	Operating Income	$183,849	167,461	549,688	489,845

"All Other" includes corporate expenses such as costs related to research and development, information systems, certain administrative functions, operating results from the manufacture and sale of gumbase to third parties, and results of Wrigley Healthcare in 2003. Also included are Joyco's research and development expenses, operating results from Joyco's manufacture and sale of gumbase to third parties and certain integration costs related to the acquisition.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter were $916.7 million, up $133.8 million or 17% versus the third quarter of 2003. Higher worldwide shipments increased sales revenue by 11%. The recent acquisition of certain confectionery businesses of the Joyco Group (Joyco), completed on April 1, 2004, drove 6% of the increase in sales, while higher shipments primarily in Russia, China, and the U.K. drove 5% of the increase. Favorable product mix, primarily in the U.S., increased sales revenue by 2%. Translation of stronger foreign currencies, primarily in Europe, to a weaker U.S. dollar increased sales by approximately 4%.

Net sales for the first nine months were $2,686.7 million, up $438.8 million or 20% versus the first nine months of 2003. Higher worldwide shipments mainly in Russia, China and the U.S., increased sales revenue by 7%, while Joyco shipments increased sales 5%. In addition favorable product mix, primarily in the U.S., increased sales by approximately 3%. Translation of foreign currencies to a weaker U.S. dollar increased sales by approximately 5%.

Cost of Sales and Gross Profit

Cost of sales for the third quarter were $407.9 million, up $61.7 million or 18% versus the third quarter of 2003. Higher shipments increased cost of sales by 14%. Joyco shipments increased costs of sales by 10%, while higher shipments in all other Wrigley operations drove the remaining 4% increase. Additionally, slightly higher product costs primarily in the U.S. and Asia region, increased cost of sales by 1%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by 3%.

Gross profit for the quarter was $508.7 million, up $72.1 million or 17% from the same period last year. The gross profit margin was 55.5%, down from 55.8% in the third quarter of 2003, primarily due to Joyco's lower margin product portfolio.

Cost of sales for the first nine months were $1,179.6 million, up $222.7 million or 23% versus the first nine months of 2003. Higher shipments increased cost of sales by 15%. Joyco shipments increased cost of sales by 8%, while higher shipments in all other Wrigley operations increased cost of sales by the remaining 7%. Higher product cost and slightly unfavorable product mix, primarily in the U.S., increased cost of sales by 4%. Translation of foreign currencies to a weaker U.S. dollar increased cost of sales by approximately 4%.

Gross profit for the first nine months was $1,507.1 million, up $216.1 million or 17% from the same period last year. The gross profit margin was 56.1%, down from 57.4% in the first nine months of 2003. The decrease in gross profit margin was driven by Joyco's lower margin product portfolio, which contributed approximately two-thirds of the decrease, and higher costs associated with Wrigley's new products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) for the third quarter were $324.9 million, up $55.7 million or 21% from the same period last year. The impact of Joyco, which included integration costs, increased SG&A by 6%. Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A expense by 4%. Higher brand support, due to increased advertising spending primarily in China, Russia, and the U.S. in support of key brands and the introduction of new products, increased SG&A by 5%. Higher general and administrative expenses, driven primarily by continued investment in information technology and increased research and development spending, increased SG&A by 4%. Finally, higher selling and other marketing expenses, mainly to support growth in Russia, increased SG&A by 2%.

For the first nine months of 2004, SG&A expenses were $957.4 million, up $156.3 million or 20% from the same period last year. The impact of Joyco, which included integration costs, increased SG&A by 5%. Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A expense by 4%. Higher brand support, driven primarily by increased advertising spending mainly in the U.S., China and Russia increased SG&A by 5%. Higher general and administrative expenses, due to continued investment in information technology and increased research and development spending, increased SG&A by 4%. Finally, higher selling and other marketing expenses, mainly to support growth in the key geographies of Russia and China, increased SG&A by 2%.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

As a percentage of consolidated net sales, the expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Advertising	11.3%	11.8%	12.2%	12.2%
Merchandising and Promotion/Other	6.1%	5.3%	5.7%	6.1%

Total Brand Support	17.4%	17.1%	17.9%	18.3%
Selling and Other Marketing	9.6%	9.6%	9.4%	9.7%
General and Administrative	8.4%	7.7%	8.3%	7.6%

Total	35.4%	34.4%	35.6%	35.6%

"Other" expenses reported in merchandising and promotion include brand research spending and royalty fees paid to third parties.

Investment Income
Investment income for the third quarter was $3.1 million, up $1.2 million or 59% versus the third quarter of last year. The increase was primarily due to higher cash balances and worldwide yields.

Investment income for the first nine months of 2004 was $7.9 million, up $1.5 million or 24% versus the first nine months of last year. The increase was primarily due to higher cash balances and worldwide yields offset by the absence of 2003 gains from the sale of marketable equity securities.

Other Expense

Other expense for the third quarter was $2.0 million, down $1.1 million or 36% versus third quarter last year. The decrease was primarily due to 2003 foreign currency transaction losses, compared to gains in 2004, offset by interest expense on the use of the line of credit.

Other expense for the first nine months of 2004 was $4.7 million, up $2.6 million versus the first nine months of last year. The increase is mainly due to a loss on land held for sale in the U.S. and interest expense on the use of the line of credit.

Income Taxes

Income taxes for the third quarter were $59.2 million, up $6.0 million or 11% from the third quarter of 2003. Pretax earnings were $185.0 million, an increase of $18.7 million or 11%. Income taxes for the first nine months were $176.9 million, up $18.8 million or 12% from the first nine months 2003. Pretax earnings were $552.9 million, an increase of $58.7 million or 12%. The consolidated effective tax rates were 32.0% for all time periods.

Net Earnings
Consolidated net earnings for the third quarter of 2004 totaled $125.8 million or $0.56 per share compared to last year's net earnings of $113.1 million or $0.50 per share for the same period.

Consolidated net earnings for the first nine months of 2004 totaled $376.0 million or $1.67 per share compared to last year's net earnings of $336.0 million or $1.49 per share for the same period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first nine months of 2004 was $538.6 million compared with $434.8 million for the same period in 2003. The change in net cash provided by operating activities is due to reduced levels of working capital investment in 2004 versus 2003 and increased net earnings. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.0 to 1 on September 30, 2004 and in excess of 2.7 to 1 on December 31, 2003. The decrease in current ratio between September 30, 2004 and December 31, 2003 is primarily due to the draw on the line of credit.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2 (Cont'd) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Additions to Property, Plant and Equipment

Capital expenditures for the first nine months of 2004 were $142.2 million compared to $116.0 million in 2003. The increase in 2004 versus 2003 was due primarily to higher spending on worldwide manufacturing capacity, including spending for new product initiatives, and capital investment in the Company's new innovation facility. For the full year 2004, capital expenditures are expected to be somewhat above 2003 levels and also planned to be funded from the Company's cash flow from operations.

FORM 10-Q PART I - FINANCIAL INFORMATION - ITEM 2e REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program

July 1st - July 31st	-	-	-	93,753,000
August 1st - August 31st	550,370	60.75	550,000	360,343,000
September 1st - September 30th	-	-	-	360,343,000

(a)

Represents actual number of shares purchased by the Company in the open market, to provide shares for the Company's 1997 Management Incentive Plan, as amended, and as part of a publicly announced Share Repurchase Program. Under the Management Incentive Plan certain programs provide compensation for key employees and Directors of the Company in the form of Company shares.

(b)

Represents actual number of shares purchased under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of January 28, 2004, to purchase up to $100,000,000 of shares and August 18, 2004 to purchase up to $300,000,000 of shares, in the open market. At September 30, 2004, $360,343,000 remains available for repurchase under the Program. The Program will expire when the authorized amount is completely utilized.

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

Item 4 - Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. Additionally, there have been no significant changes in the Company's internal controls that could significantly affect these controls subsequent to September 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

FORM 10-Q PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits reference is made to the Exhibit Index on page 18.
(b)

On July 27, 2004, the Company filed a report on Form 8-K. The report contained a press release issued by the Company, regarding the Company's result of operations and financial condition for the second fiscal quarter ended June 30, 2004.

(c)

On August 18, 2004, the Company filed a report on Form 8-K. The report contained a press release issued by the Company, regarding the Company's declaration of a dividend and authorization for future stock repurchases.

FORM 10-Q SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

		By:	/s/ DUANE PORTWOOD

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer

Date:	11/09/04

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS (Item 14 (a))

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and By-laws.

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

10(d).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant's Amended Management Incentive Plan, effective from March 9, 2004, is incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

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
(i) Mr. William Wrigley Jr., Chairman of the Board, President and Chief Executive Officer; and
(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer;
are attached hereto.

For copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

