Form 10-Q/A
period 2003-09-30
WRIGLEY WM JR CO
filed 2005-02-08
CIK 108601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

For Quarter Ended September 30, 2003                                                                              Commission file number        1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): 312-644-2121

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

Item 6 – Exhibits and Reports on Form 8-K

     We are amending Item 6(a) of the Company’s Quarterly Report on Form 10-Q dated November 14, 2003, for the third fiscal quarter ended September 30, 2003 (the “Original Form 10-Q”), for the sole purpose of adding the language of Paragraph 4(d) of Exhibit 31 of Title 17 C.F.R. 229.601(b) (“Item 601(b)(31) of Reg. S-K”) to the Section 302 certification of both the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) filed as Exhibits 31(a) and (b) respectively to the Original Form 10-Q. Paragraph 4(d) was inadvertently omitted when the said Section 302 certifications were filed with the Original Form 10-Q on November 14, 2003.

     Accordingly, we are filing a new currently dated Section 302 certification for each of the Company’s CEO and CFO attached to this Form 10-Q/A as Exhibit 31(i) and (ii) respectively, revised to contain the said omitted language of paragraph 4(d). These new certifications do not contain the language of Paragraph 3 of Item 601(b)(31) of Reg. S-K, as no new financial statements are included in this Form 10-Q/A.

      No revisions have been made to the Company’s condensed unaudited interim financial statements for the Company’s 2003 third fiscal quarter ended September 30, 2003, or any disclosures contained in the Original Form 10-Q, including disclosures under Item 4. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

FORM 10-Q/A NO. 1
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY

(Registrant)

	By	/s/DUANE PORTWOOD

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer

Date: February 8, 2005

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
FORM 10-Q/A NO. 1
INDEX TO EXHIBITS
(Item 6 (a))

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and By-laws.

(i).

Certificate of Incorporation of the Registrant. The Registrant’s Second Amended and Restated Certificate of Incorporation, effective from March 5, 2002, is incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

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

10(e).

Stock Deferral Plan For Non-Employee Directors (formerly Stock Retirement Plan For Non-Employee Directors) as amended, is incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002.

10(f).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant’s Amended Management Incentive Plan, effective from March 5, 2002, is incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

10(g).

Forms of Change-in-Control Severance Agreement.  Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001.

31.*	Amended Rule 13a-14 (a)/15a –14 (a) Certification of:

(i) Mr. William Wrigley Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer

Are attached hereto as Exhibit 31(i) and (ii) respectively.

*Indicates Exhibits being filed with this Form 10-Q Amendment No. 1.

For copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

4