Form 10-K/A
period 2003-12-31
WRIGLEY WM JR CO
filed 2005-02-08
CIK 108601

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT  NO. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 Commission file number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1988190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code:

(312) 644-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒	No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement, dated February 9, 2004, for the March 9, 2004 Annual Meeting of Stockholders (the “Company’s Proxy Statement”), and Annual Report to Stockholders for the fiscal year ended December 31, 2003, are incorporated by reference into portions of Parts I, II, III and IV of this Report.

Part IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

          We are amending Item 15(a) of the Company’s Annual Report on Form 10-K dated February 9, 2004, for the fiscal year ended December 31, 2003 (the “Original Form 10-K”), for the sole purpose of adding the language of Paragraph 4(d) of Exhibit 31 of Title 17 C.F.R. 229.601(b) (“Item 601(b)(31) of Reg. S-K”) to the Section 302 certification of both the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) filed as Exhibits 31(i) and (ii) respectively to the Original Form 10-K. Paragraph 4(d) was inadvertently omitted when the said Section 302 certifications were filed with the Original Form 10-K on February 9, 2004.

          Accordingly, we are filing a new currently dated Section 302 certification for each of the Company’s CEO and CFO attached to this Form 10-K/A as Exhibit 31(i) and (ii) respectively, revised to contain the said omitted language of paragraph 4(d). These new certifications do not contain the language of Paragraph 3 of Item 601(b)(31) of Reg. S-K, as no new financial statements are included in this Form 10-K/A.

          No revisions have been made to the Company’s financial statements for the 2003 fiscal year ended December 31, 2003 or any disclosures contained in the Original Form 10-K, including disclosures under Item 9A. The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2005	WM. WRIGLEY JR. COMPANY
(Registrant)

	By:	/s/ RONALD V. WATERS

Ronald V. Waters Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, JR.	Chairman of the Board,
President and Chief Executive Officer
William Wrigley, Jr.

/s/ RONALD V. WATERS	Chief Operating Officer

Ronald V. Waters

/s/ REUBEN GAMORAN	Vice President and
Chief Financial Officer
Reuben Gamoran

/s/ DUANE PORTWOOD	Controller

Duane Portwood

*	Director

John F. Bard

*	Director

Howard B. Bernick

*	Director

Thomas A. Knowlton

*	Director

Penny Pritzker

*	Director

Melinda R. Rich

*	Director	*By:	/s/ HOWARD MALOVANY

Steven B. Sample			Howard Malovany
Vice President, Secretary and
*	Director		General Counsel

Alex Shumate
		Date:	February 8, 2005
*	Director

Richard K. Smucker

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED
COMPANIES
FORM 10-K/A NO. 2
INDEX TO EXHIBITS
(Item 15 (a))

Exhibit Number	Description of Exhibit

Proxy Statement of Registrant, dated February 9, 2004, for the March 9, 2004 Annual Meeting of Stockholders, is hereby incorporated by reference.

3.	Articles of Incorporation and By-laws.

(i).

Certificate of Incorporation of the Registrant. The Registrant’s Second Amended and Restated Certificate of Incorporation, effective from March 5, 2002 is incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

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

10(g).	Form of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

13.	2003 Annual Report to Stockholders of the Registrant.

14.	Code of Ethics – Code of Business Conduct

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

23.	Consent of Independent Auditors.

24.	Power of Attorney attached hereto as Exhibit 24

31.*	Amended Rule 13a-14/15d-14(a) Certification of:

(i) Mr. William Wrigley Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer,

Are attached hereto as Exhibits 31(i) and (ii) respectively.

99.	(i) Forward-Looking Statements.

*Indicates Exhibits being filed with this Form 10-K Amendment No. 2.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

5