Form 10-Q/A
period 2004-03-31
WRIGLEY WM JR CO
filed 2005-02-08
CIK 108601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ____________________  to  _______________________

For Quarter Ended   March 31, 2004                                                                                       Commission file number   1-800

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

     We are amending Item 6(a) of the Company’s Quarterly Report on Form 10-Q dated May 10, 2004, for the first fiscal quarter ended March 31, 2004 (the “Original Form 10-Q”), for the sole purpose of adding the language of Paragraph 4(d) of Exhibit 31 of Title 17 C.F.R. 229.601(b) (“Item 601(b)(31) of Reg. S-K”) to the Section 302 certification of both the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) filed as Exhibits 31(i) and (ii) respectively to the Original Form 10-Q. Paragraph 4(d) was inadvertently omitted when the said Section 302 certifications were filed with the Original Form 10-Q on May 10, 2004.

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

     No revisions have been made to the Company’s condensed unaudited interim financial statements for the Company’s 2004 first fiscal quarter ended March 31, 2004, or any disclosures contained in the Original Form 10-Q, including disclosures under Item 4. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

FORM 10-Q/A NO. 1
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY

(Registrant)

By	/s/ DUANE PORTWOOD

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer

Date :   February 8, 2005

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

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non-Employee Directors’ Death Benefit Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant’s Amended Management Incentive Plan, effective from March 9, 2004, is attached hereto.

10(e).

Forms of Change-in-Control Severance Agreement.  Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2001.

31.*	Amended Rule 13a-14(a)/15d-14(a) Certification of:

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