Form 10-Q/A
period 2004-06-30
WRIGLEY WM JR CO
filed 2005-02-08
CIK 108601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A NO. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

For Quarter Ended June 30, 2004 Commission file number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611

(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code): 312-644-2121

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

191,132,715 shares of Common Stock and 33,622,699 shares of Class B Common Stock were outstanding as of Ju1y 30, 2004.

FORM 10-Q
PART II - OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

     We are amending Item 6(a) of the Company’s Quarterly Report on Form 10-Q dated August 9, 2004, for the second fiscal quarter ended June 30, 2004 (the “Original Form 10-Q”), for the sole purpose of adding the language of Paragraph 4(d) of Exhibit 31 of Title 17 C.F.R. 229.601(b) (“Item 601(b)(31) of Reg. S-K”) to the Section 302 certification of both the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) filed as Exhibits 31(i) and (ii) respectively to the Original Form 10-Q. Paragraph 4(d) was inadvertently omitted when the said Section 302 certifications were filed with the Original Form 10-Q on August 9, 2004.

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

     No revisions have been made to the Company’s condensed unaudited interim financial statements for the Company’s 2004 second fiscal quarter ended June 30, 2004, or any disclosures contained in the Original Form 10-Q, including disclosures under Item 4. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

31*	Amended Rule 13a-14(a)/15d-14(a) Certification of:

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