Form 10-Q/A
period 2004-09-30
WRIGLEY WM JR CO
filed 2005-02-08
CIK 108601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

For Quarter Ended   September 30, 2004                                                                                 Commission file number   1-800

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

We are amending Item 6(a) of the Company’s Quarterly Report on Form 10-Q dated November 9, 2004, for the fiscal quarter ended September 30, 2004 (the “Original Form 10-Q”), for the sole purpose of adding the language of Paragraph 4(d) of Exhibit 31 of Title 17 C.F.R. 229.601(b) (“Item 601(b)(31) of Reg. S-K”) to the Section 302 certification of both the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) filed as Exhibits 31(i) and (ii) respectively to the Original Form 10-Q. Paragraph 4(d) was inadvertently omitted when the said Section 302 certifications were filed with the Original Form 10-Q on November 9, 2004.

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

     No revisions have been made to the Company’s condensed unaudited interim financial statements for the Company’s 2004 third fiscal quarter ended September 30, 2004, or any disclosures contained in the Original Form 10-Q, including disclosures under Item 4. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

FORM 10-Q/A NO. 1
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY

(Registrant)

	By	/s/DUANE PORTWOOD.

Duane Portwood
Controller
Authorized Signatory and Chief Accounting Officer

Date : February 8, 2005

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6(a))

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

10(d).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant’s Amended Management Incentive Plan, effective from March 9, 2004, is incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

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