Form 10-K
period 2004-12-31
WRIGLEY WM JR CO
filed 2005-02-11
CIK 108601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-800

WM. WRIGLEY JR. COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1988190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 North Michigan Avenue
Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code:	(312) 644-2121

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class B Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

     As of June 30, 2004, there were outstanding 189,924,272 of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on June 30, 2004) held by non-affiliates was approximately $8,470,349,916. As of June 30, 2004, there were outstanding 34,789,942 shares of Class B Common Stock, no par value. Class B Common Stock carries 10 votes per share, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2004 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $9,081,977,060. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

     As of January 14, 2005, there were outstanding 191,331,428 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 14, 2005) held by non-affiliates was approximately $ 9,675,666,810. As of January 14, 2005, there were outstanding 33,483,014 shares of Class B Common Stock, no par value. Class B Common Stock carries ten votes, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 14, 2005 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $ 10,274,751,274. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement, dated February 8, 2005, for the March 8, 2005 Annual Meeting of Stockholders (the “Company’s Proxy Statement”), and Annual Report to Stockholders for the fiscal year ended December 31, 2004 (the “Company’s 2004 Annual Report”), are incorporated by reference into portions of Parts I, II, III and IV of this Report.

PART I

Item 1. Business

(a) General Development of Business.

     (1) General information. From 1891 to 1903, the Company was operated as a partnership until its incorporation in Illinois as Wm. Wrigley Jr. – Co. in December 1903. In November 1910, the Company was reincorporated under West Virginia law as Wm. Wrigley Jr. Company (the “Company”), and in October 1927, was reincorporated under the same name under Delaware law.

     The Company has concentrated on one principal line of business: manufacturing and marketing quality confectionery products, primarily chewing gum.

     Information relating to the Company’s acquisition of certain confectionery assets related to the Joyco Group is set forth on page 44 of the Company’s 2004 Annual Report under the caption “Acquisition” and is incorporated herein by reference. Information relating to the Company’s proposed acquisition of certain non-chocolate confectionery assets from Kraft Foods Global, Inc. announced by the Company on November14, 2004, is set forth on page 41 of the Company’s 2004 Annual Report under the caption “Pending Acquisition” and is incorporated herein by reference.

     (2) Not applicable.

(b) Financial Information About Industry Segments.

     The Company’s principal business of manufacturing and marketing chewing gum and other confectionery products constitutes more than 90% of its consolidated worldwide sales and revenues. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets. Financial information on segments, as defined under generally accepted accounting principles, is set forth on pages 51 through 53 of the Company’s 2004 Annual Report under the caption “Segment Information”, which information is incorporated herein by reference.

(c) Narrative Description of Business.

     (1) Business conducted. The following is a description of the business conducted and intended to be conducted by the Company and its wholly-owned associated companies:

     (i) Principal products, markets and methods of distribution. The Company’s principal business is manufacturing and selling chewing gum and other confectionery products, both in the United States and abroad.

     Information concerning the Company’s current and new products for the year ended December 31, 2004 is hereby incorporated by reference from the inside back cover of the Company’s 2004 Annual Report.

     In 2004, the Company’s ten largest revenue producing countries outside of the United States were, in alphabetical order: Australia, Canada, China, France, Germany, Poland, Russia, Spain, Taiwan and the United Kingdom.

     Chewing gum and other confectionery products are manufactured in four factories in the United States and fifteen factories in other countries. Two domestic wholly-owned associated companies, L.A. Dreyfus Company and Northwestern Flavors, LLC, manufacture products, gum base and mint oil, respectively, other than chewing gum or confectionery products. In addition, four foreign facilities also manufacture gum base for the Company’s international production facilities and for third party gum product manufacturers.

     The principal business of the L.A. Dreyfus Company is the production of chewing gum base for the Company’s domestic and international production facilities and for third party gum manufacturers in the United States and abroad. Northwestern Flavors, LLC processes flavorings and rectifies mint oil for the Company’s domestic and international production facilities.

     The Company markets chewing gum and other confectionery products primarily through distributors, wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets. Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities. Customer orders are usually received electronically, by mail, telephone or telefax and are generally shipped by truck from factory warehouses or leased warehousing facilities. Consumer purchases at the retail level are generated primarily through the Company’s advertisements on television as well as in newspapers and magazines.

     (ii) Sources and availability of raw materials. Raw materials blended to make chewing gum are readily available in the open market and they include sugar, corn syrup, flavoring oils, polyols and high intensity sweeteners. Other ingredients and necessary packaging materials are also available and purchased in the open market.

     (iii) Patents and trademarks. The Company holds numerous patents relating to packaging, manufacturing processes and product formulas. Approximately fifty patents relating to product formula and sweetener encapsulation, primarily for sugar-free gum and continuous chewing gum manufacturing, are deemed of material importance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2020.

     Trademarks are of material importance to the Company and are registered and maintained for all brands of the Company’s chewing gum and confectionery products on a worldwide basis as appropriate.

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

     (vi) Customers. The Company's products are distributed through more than 2,800 customers throughout the United States alone. No single domestic or foreign customer accounts for as much as 10% of consolidated revenues.

     (vii) Orders. It is typical for the general customer of the wholesale trade to purchase chewing gum requirements at intervals of approximately ten days to two weeks to assure fresh stocks and good turnover.

     (viii) Government business. The Company has no material portion of its business, which may be subject to renegotiation of profits or termination of contracts at the election of the Government.

     (ix) Competitive conditions. The chewing gum business is an intensely competitive one in the United States and in most international marketplaces. Though detailed figures are not available, there are approximately 14 chewing gum manufacturers in the United States. Outside sources estimate that Wrigley brands account for approximately 60% of the total chewing gum product unit sales in the United States. The Company's principal competitor in the United States is Adams Confections (a division of Cadbury Schweppes).

     Wrigley brands are sold in over 180 countries and territories. In most international marketplaces, there are two or three major competitors and generally a half dozen or more other companies competing for a share of the chewing gum business in each instance.

     In all areas in which the Company distributes its products, principal elements of competition are a combination of competitive profit margins to the trade, level of product quality, brand recognition, product benefit and a fair consumer price.

     (x) Research and development. The Company has for many years maintained an active in-house research and development program, and has also contracted outside services for developing and improving Wrigley products, machinery and operations. Information relating to the amount spent by the Company on research and development in each of the last three fiscal years is set forth on page 39 of the Company’s 2004 Annual Report under the caption “Research and Development” and is incorporated herein by reference.

     (xi) Compliance with environmental laws. Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of the Company.

     (xii) Employees. As of December 31, 2004, the Company employed approximately 14,800 persons worldwide.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

     Information concerning the Company’s operations in different geographic areas for the years ended December 31, 2004, 2003, and 2002 is hereby incorporated by reference from the Company’s 2004 Annual Report on pages 51 through 53, under the caption “Segment Information,” and on pages 18 through 22 under the caption “Results of Operations.”

(e) Available Information.

     Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available in print, free of charge, at the Company’s internet website at www.wrigley.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

     In addition, information regarding the Company’s corporate governance guidelines (Principles of Corporate Governance) and code of ethics (Code of Business Conduct), and the charters of the Company’s Audit, Compensation and Corporate Governance Committees, are available also on the above-mentioned Company’s website in print to any shareholder who requests them.

Item 2. Properties.

     The information below relates to the principal properties of the Company, which are primarily devoted to confectionery production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company’s business. All properties are owned by the Company unless otherwise indicated.

PROPERTY AND LOCATION	TYPES OF PRODUCT
FACTORIES
North America Region
Chicago, Illinois	Stick gum
Gainesville, Georgia	Stick and pellet gum
Yorkville, Illinois (a)	Stick, pellet and tab gum; candy
Phoenix, Arizona (b)	Breath strips

Don Mills, Ontario, Canada	Stick, pellet and tab gum
West Chicago, Illinois	Raw materials - flavors
Edison, New Jersey	Raw materials - gum base

PROPERTY AND LOCATION	TYPES OF PRODUCT
EMEAI Region
Plymouth, England	Stick, pellet and bubble gum
Biesheim, France	Stick, pellet, tab, and bubble gum; candy; raw materials – gum base
Poznan, Poland	Stick and pellet gum; candy
St. Petersburg, Russia	Stick, pellet, tab, and bubble gum; candy
Bangalore, India	Stick, pellet and tab gum
Baddi, India	Stick and bubble gum; and candy
Nairobi, Kenya	Pellet and bubble gum
Tarazona, Spain (c)	Bubble gum; and candy
Alcarras, Spain (d)	Stick, pellet and bubble gum
Santiga, Spain (e)	Raw material - gum base

Asia Region
Guangzhou, China, P.R.C. (f)	Stick and pellet gum
Panyu, China (f)	Bubble gum; and candy
Antipolo, Philippines	Stick, tab, pellet and bubble gum
Taipei, Taiwan, R.O.C.	Stick and pellet gum
Shanghai, China (f)	Raw materials - gum base
Wuzhou, China (f)	Raw materials - gum base

Pacific Region
Asquith, N.S.W., Australia	Pellet, tab and bubble gum

OFFICE BUILDINGS

Wrigley Building, Chicago, Illinois	453,400	(g)
EMEAI Regional Offices, Unterhaching, Germany	48,870	(g)

(a) Includes a 161,000 square foot leased warehouse facility located in Aurora, Illinois.

(b) Leased facilities assumed in connection with the Company’s acquisition in 2001 of certain assets of Gum Tech International, Inc.

(c) Includes an 8,000 square foot leased warehouse facility.

(d) Includes a 1,600 square foot leased warehouse facility.

(e) Includes a 3,635 square foot leased warehouse facility.

(f)	In China, the Company has a 50-year lease on each of the four factories with the relevant Chinese economic technological development authorities, with expiration dates as follows:

(i)	Guangzhou - November 14, 2039;

(ii)	Panyu - July 6, 2050;

(iii)	Shanghai - November 20, 2051; and

(iv)	Wuzhou - September 27, 2051.

(g)	These buildings are the Company’s principal non-manufacturing properties. The Wrigley Building houses the offices of the Company’s corporate headquarters and U.S. operations. In 2004, the Company’s offices occupied approximately 226,856 of the 453,400 square feet of rentable space in the building. The EMEAI Regional Offices in Unterhaching, Germany, houses the regional sales and administrative offices for the Company’s EMEAI (Europe, Middle East, Africa and India) region and German operations.

     In the case of each factory listed above, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant.

     All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors following the Annual Meeting of Stockholders. The positions and ages listed below are as of December 31, 2004. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

Name and Age	Position(s) with Registrant	Effective Date(s)

William Wrigley, Jr., 41	Chairman of the Board, President and Chief Executive Officer	since 2004
	President and Chief Executive Officer	1999-2003
	Vice President	1992-1999
	Vice President and Assistant to the President	1991-1992
	Assistant to the President	1985-1991

Name and Age	Position(s) with Registrant	Effective Date(s)

Donald E. Balster, 60	Vice President - Worldwide Manufacturing	since 1999
	Vice President - Production	1994-1999
	Senior Director - U.S. Production	1991-1994

Vincent C. Bonica, 59	Vice President - Worldwide Gum Base Operations	since 2004
	Vice President - Organizational Development	2000-2004
	President - L.A. Dreyfus, Inc.	1991-2000
	Various executive and management positions within the L.A. Dreyfus, Inc. organization	1970-1991

A. Rory Finlay, 43 (a)	Senior Director - Global Branding	since 2001
	Senior Director - Consumer Marketing	2000-2001

Reuben Gamoran, 44	Vice President and Chief Financial Officer	since 2004
	Vice President and Controller	2001-2003
	Controller	1999-2001
	Controller - International	1996-1999

Peter R. Hempstead, 53	Senior Vice President - Worldwide Strategy and New Business	since 2004
	Senior Vice President - International	1999-2003

Donagh Herlihy, 41 (b)	Vice President - Chief Information Officer	since 2000

Philip C. Johnson, 59	Vice President - People, Learning and Development	since 2003
	Senior Director, Benefits – Compensation	1995-2003
	Assistant Vice President - Personnel	1991-1995

Shaun Kim, 61	Vice President - Worldwide Engineering	since 1999
	Vice President - Engineering	1994-1999
	Senior Director - Engineering	1988-1994

Surinder Kumar, 60(c)	Senior Vice President – Chief Innovation Officer	since 2003
	Chief Innovation Officer	2001-2003

Name and Age	Position(s) with Registrant	Effective Date(s)

Howard Malovany, 54	Vice President, Secretary and General Counsel	since 2001
	Secretary and General Counsel	1998-2001
	Assistant Secretary and Senior Counsel	1996-1998

Patrick Mitchell, 49 (d)	Vice President – Worldwide Procurement	since 2002

Jon Orving, 55	Vice President - International – Managing Director - North Region	since 2001
	Vice President - International	1993-2001
	Managing Director, Wrigley Scandinavia AB, Sweden	1983-1993

Dushan Petrovich, 51	Senior Vice President – Chief Administrative Officer	since 2004
	Senior Vice President - People, Learning and Development	2002-2003
	Vice President - People, Learning and Development	2001-2002
	Vice President	2000-2001
	Vice President - Organizational Development	1999-2000
	Vice President - Controller	1996-1999
	Vice President - Treasurer	1993-1996
	Treasurer	1992

Stefan Pfander, 61	Chairman of Europe	since 2004
	Vice President - International – Managing Director - EMEAI	2003
	Vice President - International – Managing Director - Europe	1996-2003
	Vice President - International	1992-1996
	Co-Managing Director of Wrigley GmbH, Munich, Germany	1981-1992

Alan J. Schneider, 59	Vice President and Treasurer	since 2001
	Treasurer	1996-2001

Name and Age	Position(s) with Registrant	Effective Date(s)

Ralph P. Scozzafava, 46 (e)	Vice President – Managing Director - North America/Pacific	since 2004
	Vice President - General Manager - U.S.	2002-2003
	Vice President - U.S. Sales and Customer Marketing	2001-2002

Darrell R. Splithoff, 55 (f)	Senior Vice President - Worldwide Supply Chain	since 2004
	Senior Vice President - Supply Chain and Corporate Development	2001-2003
	Vice President - Supply Chain and Corporate Development	2000-2001

Ronald V. Waters, 52	Chief Operating Officer	since 2004
	Senior Vice President – Chief Financial Officer	1999-2003

Michael F. Wong, 51	Vice President - International – Managing Director - Asia	Since 2000
	Regional Managing Director - North Asia	1998-2000

(a)	Mr. Finlay was elected Senior Director - Global Branding in 2001 with responsibility to design and deliver plans to support, leverage and build the Company’s brands and consumer benefits platforms globally. Prior to this position, he held various positions during his 15 years with the Company, most recently as Senior Director - Consumer Marketing.

(b)	Mr. Herlihy joined the Company in 2000 as Vice President and Chief Information Officer with responsibility for the Company’s global information services. Mr. Herlihy held various executive positions with the Gillette Company for more than five years prior to joining the Company.

(c)	Dr. Kumar joined the Company in 2001 as Chief Innovation Officer, and in 2003 was elected Senior Vice President – Chief Innovation Officer with responsibility for worldwide research and development, product and technical development, quality assurance, and regulatory affairs. Before joining the Company, from 1998-2000, Dr. Kumar was Senior Vice President, Research and Development for Bristol Myers Squibb, and prior to that from 1995-1998, Dr. Kumar held the position of Senior Vice President, Research and Development/Quality for Pepsi Company Restaurants International.

(d)	Mr. Mitchell joined the Company in 2002 as Vice President - Worldwide Procurement with responsibility for the Company’s global procurement activities. Before joining the Company, from 1992 through 2002, he held various positions with the Kellogg Company, most recently as Vice President-Global Procurement.

(e)	Mr. Scozzafava was elected Vice President and Managing Director - North America/Pacific effective January 1, 2004, and is responsible for the Company’s North America Group and the Pacific Region. Mr. Scozzafava joined the Company in 2000 as Vice President - Sales and Customer Marketing and, in 2002, took the position of Vice President - General Manager - U.S. with responsibility for the sales, marketing, finance and people, learning and development functions for the Company’s U.S. business. Mr. Scozzafava held various executive positions with the Campbell’s Soup Company for five years prior to joining the Company.

(f)	Mr. Splithoff was elected Senior Vice President - Worldwide Supply Chain effective January 1, 2004, with global accountability for manufacturing and purchasing activities. Mr. Splithoff joined the Company in 2000 as Vice President - Supply Chain and Corporate Development and, in 2001, was elected as Senior Vice President - Supply Chain and Corporate Development. Before joining the Company, Mr. Splithoff was President and CEO of Edwards Fine Foods for nearly two years and Senior Vice President at Keebler Company for ten years prior to that.

PART II

Item 5. Market for Registrant’s Common Stock, Dividend and Stockholder Information.

     (a) (i) Market Information.

     As of December 31, 2004, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is, at all times, convertible on a share-for-share basis into shares of Common Stock.

     (ii) Holders.

     As of December 31, 2004, there were 40,779 stockholders of record holding Common Stock and 2,775 stockholders of record holding Class B Common Stock.

     (iii) Dividends.

     Dividends, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange and dividends declared per share on a quarterly basis for both classes of stock for the two-year period ended December 31, 2004 is set forth in the Company’s 2004 Annual Report on page 27 under the captions “Market Prices” and “Dividends” and is incorporated herein by reference.

     (iv) Securities Authorized for Issuance Under Equity Compensation Plans.

     The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2004, under which the equity securities of the Company were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	8,777,575	$51.06	8,390,344
Equity compensation plans not approved by security holders	— 0 —	— 0 —	— 0 —
Total	8,777,575	$51.06	8,390,344

(1)	Includes shares and share units of Common Stock of the Company authorized for awards under the various programs of the Company’s 1997 Management Incentive Plan (“MIP”), as amended. Descriptions of the various programs under the MIP are, with respect to the Directors, set forth on pages 13 and 14 of the Company’s Proxy Statement, under the caption “Compensation of Directors” and, with respect to executive officers, set forth on pages 27-31 of the Company’s Proxy Statement beginning with the caption “Management Incentive Plan”, which descriptions are incorporated herein by reference. No specific amount of shares has been dedicated to any particular program within the MIP. In the aggregate, 20,000,000 shares are authorized for the MIP.

     Shares awarded under all above plans may be newly issued, from the Company’s treasury or acquired in the open market.

(b) Not applicable

c) Repurchases of Equity Securities.

Period	Total Number of Shares Purchased (i) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan (ii) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Programs

October 1st – October 31st	-	-	-	360,343,000
November 1st – November 30th	346	65.47	-	360,343,000
December 1st – December 31st	-	-	-	360,343,000

(i) Represents actual number of shares purchased by the Company in the open market, to provide shares for the Company’s 1997 Management Incentive Plan (“MIP”), as amended, and as part of publicly announced Share Repurchase Program. Under the MIP certain programs provide compensation for key employees and Directors of the Company in the form of the Company’s shares.

(ii) Represents actual number of shares purchased under the Board of Directors’ authorized and publicly announced Share Repurchase Program resolutions of January 28, 2004, to purchase up to $100,000,000 of shares and August 18, 2004, to purchase up to $300,000,000 of shares, in the open market. At December 31, 2004, $360,343,000 remains available for repurchase under the Programs. The Programs will expire when the authorized amounts are completely utilized.

Item 6. Selected Financial Data.

     An eleven-year summary of selected financial data for the Company is set forth in the Company’s 2004 Annual Report under the following captions and page numbers: “Operating Data” and “Other Financial Data” on pages 28 and 29 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources and the accompanying forward looking and cautionary statements, is set forth in the Company’s 2004 Annual Report on pages 18 through 25 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Disclosure about market risk is set forth on pages 24 and 25 of the Company’s 2004 Annual Report under the heading “Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The Company’s audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the reports of management and the independent registered public accounting firm, at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, are set forth in the Company’s 2004 Annual Report on pages 30 through 53, and selected unaudited quarterly data-consolidated results for the years ended December 31, 2004 and 2003 are set forth in the Company’s 2004 Annual Report on page 26, and all such pages are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     (i) Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

     (ii) Internal Control Over Financial Reporting.

          (a) Management’s annual report on internal control over financial reporting.

     The Company’s management report on internal control over financial reporting is set forth in the Company’s 2004 Annual Report on page 30 and is incorporated herein by reference.

          (b) Attestation report of the registered public accounting firm.

          The attestation report of Ernst – Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth in the Company’s 2004 Annual Report on page 32 and is incorporated herein by reference.

          (c) Changes in internal control over financial reporting.

          There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and nominees for directorship is set forth in the Company’s Proxy Statement on pages 4 through 7 under the caption “Election of Class III Directors” and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof.

Item 11. Executive Compensation.

     Information regarding the compensation of directors and executive officers is set forth in the Company’s Proxy Statement on pages 13 and 14, and 26 through 36 under the general captions “Compensation of Directors” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company’s Proxy Statement on pages 15 through 18 under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships.

     Information regarding certain relationships is hereby incorporated by reference from the Company’s Proxy Statement on pages 16 and 18 under the heading “Security Ownership of Certain Beneficial Owners.”

Item 14. Principal Accountant Fees and Services.

     Information regarding principal accountant fees and services is incorporated by reference from the Company’s Proxy Statement on page 38 under the heading “Service Fees Paid to the Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1 and 2. Financial Statements and Financial Statement Schedule

     The data listed in the accompanying Index to Financial Statements and Financial Statement Schedule, on Pages F-1 and F-2 hereof, are filed as part of this Report.

     3. Exhibits

     The exhibits listed in the accompanying Index to Exhibits, on page F-3 hereof, are filed as part of this Report or are incorporated by reference herein as indicated thereon.

(b) Exhibits are attached hereto

(c) See (a) 1 and 2 above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2005	WM. WRIGLEY JR. COMPANY
(Registrant)

	By:	/s/ RONALD V. WATERS
Ronald V. Waters
Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, JR.	Chairman of the Board, President and Chief Executive Officer
William Wrigley, Jr.

/s/ RONALD V. WATERS	Chief Operating Officer
Ronald V. Waters

/s/ REUBEN GAMORAN	Vice President and Chief Financial Officer
Reuben Gamoran

/s/ DUANE PORTWOOD	Controller
Duane Portwood

*	Director
John F. Bard

*	Director
Howard B. Bernick

*	Director
Thomas A. Knowlton

*	Director
Penny Pritzker

*	Director
Melinda R. Rich

*	Director	*By:	/s/ HOWARD MALOVANY
Steven B. Sample		Howard Malovany
Vice President, Secretary and
*	Director	General Counsel
Alex Shumate
Date: February 11, 2005
*	Director
Richard K. Smucker

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Wm. Wrigley Jr. Company of our reports dated February 7, 2005, with respect to the consolidated financial statements of Wm. Wrigley Jr. Company, Wm. Wrigley Jr. Company management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Wm. Wrigley Jr. Company, included in the 2004 Annual Report to Stockholders of Wm. Wrigley Jr. Company.

     Our audits also included the financial statement schedule of Wm. Wrigley Jr. Company listed in Item 15(a). This schedule is the responsibility of Wm. Wrigley Jr. Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements pertaining to the Wrigley Savings Plan for Wrigley Employees (33-15061 (1987) and 33-43738 (1991)), the Wm. Wrigley Jr. Company Management Incentive Plan (33-22788 (1988)) and the 1997 Management Incentive Plan (333-48715 (1998)), respectively, of our reports dated February 7, 2005, with respect to the consolidated financial statements of Wm. Wrigley Jr. Company, Wm. Wrigley Jr. Company management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Wm. Wrigley Jr. Company, incorporated herein by reference and our reports included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Wm. Wrigley Jr. Company.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Chicago, Illinois

February 7, 2005

WM. WRIGLEY JR. COMPANY

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15 (a))

	Reference
		Annual
	Form	Report
	10-K	to
	Report	Stockholders

Data incorporated by reference from the Company’s Annual Report:
Consolidated balance sheet as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002		34-35
Consolidated statement of earnings		33
Consolidated statement of cash flows		36
Consolidated statement of stockholders’ equity		37
Accounting policies and notes to consolidated financial statements		38-53

Consolidated financial statement schedule for the years ended December 31, 2004, 2003 and 2002 Schedule II – Valuation and Qualifying Accounts	F-2

     All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policy notes thereto.

     With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7, 8 and 9A of this Form 10-K Report, the Company’s 2004 Annual Report is not to be deemed filed as part of this Form 10-K Report.

WM. WRIGLEY JR. COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	of Period	Expenses	Accounts	Deductions (A)	End of Period
2004:
Allowance for Doubtful accounts	$9,232	$3,584	—	$1,134	$11,682
2003:
Allowance for Doubtful accounts	$5,850	$4,204	—	$822	$9,232
2002:
Allowance for Doubtful accounts	$7,712	$393	—	$2,255	$5,850

(A) Uncollectible accounts written-off, net of recoveries.

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 14 (a))

Exhibit
Number	Description of Exhibit

Proxy Statement of the Registrant, dated February 8, 2005, for the March 8, 2005 Annual Meeting of
Stockholders, is hereby incorporated by reference.

3.	Articles of Incorporation and By-laws.

(i).	Certificate of Incorporation of the Registrant. The Registrant’s Amended and Restated Certificate of Incorporation, effective from March 5, 2002 is incorporated by reference to Exhibit 3(i) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

(ii).	By-laws of the Registrant. The Registrant’s Amended and Restated By-laws effective March 5, 2002 is incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

4.	Instruments defining the rights of security holders. The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).	Non-Employee Director’s Death Benefit Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).	Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant’s Amended Management Incentive Plan, effective as of March 9, 2004 (“MIP”), is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

10(e).	Deferred Compensation Program for Non-Employee Directors under the MIP is attached hereto as Exhibit 10(e).

10(f).	Stock Deferral Program For Non-Employee Directors under the MIP is attached hereto as Exhibit 10(f).

10(g).	Stock Award Program under the MIP is attached hereto as Exhibit 10(g).

10(h).	Stock Option Program under the MIP is attached hereto as Exhibit 10(h).

10(i).	Executive Incentive Compensation Program under the MIP is attached hereto as Exhibit 10(i).

10(j)	Executive Incentive Compensation Deferral Program under the MIP is attached hereto as Exhibit 10(j).

10(k)	Long-term Stock Grant Program under the MIP is incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on January 31, 2005.

10(l).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

13.	2004 Annual Report to Stockholders of the Registrant is attached hereto as Exhibit 13.

14.	Code of Ethics – Code of Business Conduct is incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated February 9, 2004, filed for the fiscal year ended December 31, 2003.

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

23.	Consent of Independent Registered Public Accounting Firm. (See page 19)

24.	Power of Attorney of each independent director signed on varying dates in January 2005 are attached hereto as Exhibit 24.

31.	Rule 13a-14(a)/15d-14(a) Certification of:

(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer;

Attached hereto as Exhibits 31(i) and (ii) respectively.

32.	Section 1350 Certifications of:

(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer;

Attached hereto as Exhibits 32(i) and (ii) respectively.

99.	(i) Forward-Looking Statements.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

F-3 Cont’d