Form 10-K/A
period 2004-12-31
WRIGLEY WM JR CO
filed 2005-02-25
CIK 108601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K AMENDMENT NO. 1

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

We are amending the Index to Exhibits of the Company’s Annual Report on Form 10-K dated February 11, 2005, for the fiscal year ended December 31, 2004 (the “Original Form 10-K”), by inserting a reference, as “Exhibit 10(m)”, to the Asset Purchase Agreement, dated November 14, 2004, between the Company and Kraft Foods Global, Inc. that was filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 2004, which reference was inadvertently omitted from the Index to Exhibits of the Original Form 10-K.  The exhibits listed in the accompanying amended Index to Exhibits, on page 6 hereof, are filed as part of this Form 10-K/A or are incorporated by reference herein as indicated thereon.

No revisions have been made to the Company’s financial statements for the 2004 fiscal year ended December 31, 2004 or to any disclosures contained in the Original Form 10-K, including disclosures under Item 9A.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2005	WM. WRIGLEY JR. COMPANY
(Registrant)

	By:	/s/ RONALD V. WATERS

Ronald V. Waters
Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, JR.	Chairman of the Board,
President and Chief Executive
William Wrigley, Jr.	Officer

/s/ RONALD V. WATERS	Chief Operating Officer

Ronald V. Waters

/s/ REUBEN GAMORAN	Vice President and Chief
Financial Officer
Reuben Gamoran

/s/ DUANE PORTWOOD	Controller

Duane Portwood

*	Director

John F. Bard

*	Director

Howard B. Bernick

*	Director

Thomas A. Knowlton

*	Director

Penny Pritzker

*	Director

Melinda R. Rich

*	Director	*By: /s/HOWARD MALOVANY

Steven B. Sample		Howard Malovany
Vice President, Secretary and
*	Director	General Counsel

Alex Shumate		Date: February 25, 2005

*	Director

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

10(d).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant’s Amended Management Incentive Plan, effective as of March 9, 2004 (“MIP”), is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter endedMarch 31, 2004.

10(e).	Deferred Compensation Program for Non-Employee Directors under the MIP is attached hereto as Exhibit 10(e).

10(f).	Stock Deferral Program For Non-Employee Directors under the MIP is attached hereto as Exhibit 10(f).

10(g).	Stock Award Program under the MIP is attached hereto as Exhibit 10(g).

10(h).	Stock Option Program under the MIP is attached hereto as Exhibit 10(h).

10(i).	Executive Incentive Compensation Program under the MIP is attached hereto as Exhibit 10(i).

10(j)	Executive Incentive Compensation Deferral Program under the MIP is attached hereto as Exhibit 10(j)

10(k)	Long-term Stock Grant Program under the MIP is incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on January 31, 2005.

10(l).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10(m)

Asset Purchase Agreement dated November 14, 2004, between Kraft Foods Global, Inc. and Wm. Wrigley Jr. Company is incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on November 18, 2004.

13.	2004 Annual Report to Stockholders of the Registrant is attached hereto as Exhibit 13.

14.	Code of Ethics – Code of Business Conduct is incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated February 9, 2004.

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

23.	Consent of Independent Registered Public Accounting Firm. (See page 19)

24.	Power of Attorney of each independent director signed on varying dates in January 2005 are attached hereto as Exhibit 24.

31.	Rule 13a-14(a)/15d-14(a) Certification of:

(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer.

Attached hereto as Exhibits 31(i) and (ii) respectively.

32.	Section 1350 Certifications of:

(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer.

Attached hereto as Exhibits 32(i) and (ii) respectively

99.	(i) Forward-Looking Statements.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.