Form 10-Q
period 2005-03-31
WRIGLEY WM JR CO
filed 2005-05-10
CIK 108601

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  _____________

For Quarter Ended March 31, 2005	Commission file number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)   312-644-2121

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

191,661,144 shares of Common Stock and 33,421,424 shares of Class B Common Stock were outstanding as of April 29, 2005.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net sales	$950,390	812,151
Cost of sales	412,757	353,766

Gross profit	537,633	458,385
Selling, general and administrative expense	345,426	296,716

Operating income	192,207	161,669
Investment income	3,866	2,495
Other expense	(2,694)	(954)

Earnings before income taxes	193,379	163,210
Income taxes	62,365	52,227

Net earnings	$131,014	110,983

Net earnings per average share of common stock (basic and diluted)	$0.58	0.49

Dividends declared per share of common stock	$.280	0.235

Average number of shares outstanding for the period	224,884	224,795

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

OPERATING ACTIVITIES
Net earnings	$131,014	110,983
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	39,712	31,257
Loss on retirements of property, plant, and equipment	2,609	5,465
(Increase) decrease in:
Accounts receivable	(63,008)	(10,202)
Inventories	(47,074)	(17,740)
Other current assets	(31,136)	(25,287)
Deferred charges and other assets	5,438	129
Increase (decrease) in:
Accounts payable	19,853	(2,907)
Accrued expenses	9,093	419
Income and other taxes payable	23,229	15,546
Deferred taxes	(3,363)	(440)
Other noncurrent liabilities	3,248	6,778

Net cash provided by operating activities	89,615	114,001

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(38,595)	(32,038)
Proceeds from retirements of property, plant, and equipment	1,091	1,055
Acquisition, net of cash acquired	(1,526)	—
Purchases of short-term investments	(4,300)	(10,012)
Maturities of short-term investments	4,020	10,173

Net cash used in investing activities	(39,310)	(30,822)

FINANCING ACTIVITIES
Dividends paid	(52,831)	(49,473)
Common Stock issued (purchased), net	8,406	(27,231)

Net cash used in financing activities	(44,425)	(76,704)

Effect of exchange rate changes on cash and cash equivalents	(11,049)	2,537

Net increase (decrease) in cash and cash equivalents	(5,169)	9,012
Cash and cash equivalents at beginning of period	628,553	505,217

Cash and cash equivalents at end of period	$623,384	514,229

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$52,582	42,072

Interest paid	$1,205	493

Interest and dividends received	$3,866	2,495

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

	March 31, 2005	December 31, 2004

	(Unaudited)
Current assets:
Cash and cash equivalents	$623,384	628,553
Short term investments, at amortized cost	23,041	22,764
Accounts receivable (less allowance for doubtful accounts; 3/31/05 - $11,444; 12/31/04 - $11,682)	411,741	356,389
Inventories -
Finished goods	147,602	135,527
Raw materials, work in process and supplies	292,674	262,580

	440,276	398,107
Other current assets	101,031	65,336
Deferred income taxes - current	31,777	34,761

Total current assets	1,631,250	1,505,910
Marketable equity securities, at fair value	15,454	16,970
Deferred charges and other assets	249,237	250,158
Goodwill and other intangibles	260,534	210,806
Deferred income taxes - noncurrent	43,829	40,239
Property, plant, and equipment, at cost	2,027,251	2,073,487
Less accumulated depreciation	923,895	930,867

Net property, plant, and equipment	1,103,356	1,142,620

Total assets	$3,303,660	3,166,703

Current liabilities:
Line of credit	$90,000	90,000
Accounts payable	232,918	216,764
Accrued expenses	307,577	271,236
Dividends payable	62,948	52,821
Income and other taxes payable	95,347	76,554
Deferred income taxes - current	10,248	10,595

Total current liabilities	799,038	717,970
Deferred income taxes - noncurrent	86,869	88,112
Other noncurrent liabilities	181,363	181,937
Stockholders’ equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued - None
Common stock (no par value)
Authorized – 1,000,000 and 400,000 shares at 3/31/05 and 12/31/04, respectively
Issued - 199,012 shares at 3/31/05; 198,930 shares at 12/31/04	13,259	13,254
Class B common stock (convertible)
Authorized – 300,000 and 80,000 shares at 3/31/05 and 12/31/04, respectively
Issued and outstanding - 33,429 shares at 3/31/05; 33,511 shares at 12/31/04	2,237	2,242
Additional paid-in capital	21,991	17,764
Retained earnings	2,503,542	2,435,838
Common stock in treasury, at cost - (3/31/05 – 7,398 shares; 12/31/04 - 7,670 shares)	(333,881)	(346,087)
Accumulated other comprehensive income:
Foreign currency translation adjustment	20,801	44,936
Gain (loss) on derivative contracts	(553)	758
Unrealized holding gains on marketable equity securities	8,994	9,979

Total accumulated other comprehensive income	29,242	55,673

Total stockholders’ equity	2,236,390	2,178,684

Total liabilities & stockholders’ equity	$3,303,660	3,166,703

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three-month period ended March 31, 2005 and 2004, respectively, the Consolidated Statement of Cash Flows (Condensed) for the three-month period ended March 31, 2005 and 2004, and the Consolidated Balance Sheet (Condensed) at March 31, 2005, are unaudited.  In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2004 audited consolidated financial statements.  These condensed financial statements should be read in conjunction with the 2004 consolidated financial statements and related notes which are an integral part thereof.  Certain amounts recorded in 2004 have been reclassified to conform to the 2005 presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses.  Actual results may vary from those estimates.

3.

On April 1, 2004, the Company completed its transaction with Agrolimen, a privately-held Spanish conglomerate, to acquire certain confectionery businesses of the Joyco Group (Joyco).  Cash consideration, including direct acquisition costs, totaled $266 million, net of cash acquired.  The acquisition was funded by a $130 million draw on the $300 million line of credit the Company negotiated for purposes of this transaction with the remaining amount of $136 million funded from the Company’s available cash.  This transaction strengthens the Company’s operations in key geographies such as Spain, India and China through a broader confectionery brand portfolio, access to additional distribution channels and enhanced manufacturing capabilities.  These opportunities along with the synergies from combining the operations of the Company with those of Joyco were key factors associated with the determination of the purchase price and related goodwill. The results of operations for the businesses acquired have been included in the consolidated financial results of the Company since April 1, 2004.

The acquisition has been accounted for under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and accordingly the purchase method of accounting has been used.  The following table contains the final purchase price allocation, which summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

At April 1, 2004 (amounts in thousands)

Cash	$13,131
Accounts receivable	35,708
Inventory	30,939
Other current assets	4,183

Total current assets	83,961
Net property, plant, and equipment	52,803
Other non-current assets	37,874

Total assets acquired	174,638

Accounts payable	28,559
Accrued liabilities	43,411
Income and other taxes payable	10,379
Other current liabilities	1,416

Total current liabilities	83,765
Other non-current liabilities	3,466

Total liabilities assumed	87,231

Net assets acquired	$87,407

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

The Company engaged an independent appraiser to determine the current replacement cost of property, plant and equipment, the fair value of the intangible assets and the remaining useful lives of these assets.  The fair value of the intangible assets on the acquisition date was determined to be $30 million of which none is subject to amortization. The entire amount of intangible assets consists of brand names.  Goodwill of approximately $192 million was recognized in connection with the acquisition, with $152 million and $40 million included in the EMEAI and Asia segments, respectively.  Of that total amount, $145 million is expected to be deductible for tax purposes.

The following table includes the unaudited pro forma combined net sales, earnings, and earnings per share for 2005 and 2004 first quarter as if the Company had acquired the confectionery businesses of Joyco as of January 1, 2004. In determining the unaudited pro forma amounts, income taxes, interest expense, and depreciation and amortization of assets have been adjusted to the accounting base recognized for each in recording the combination. There were no extraordinary items or cumulative effect of accounting changes included in the pro forma results of operations. (all amounts in thousands except per share figures)

	First Quarter Three Months Ended

	3/31/2005	3/31/2004

Net Sales	$950,390	$877,552
Net Earnings	131,014	111,493
Net Earnings Per Share
Basic	0.58	0.50
Diluted	0.58	0.49

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2004, nor are they necessarily indicative of future consolidated results.

4.

In connection with the Joyco acquisition, the Company entered into a $300 million unsecured line of credit under which $130 million was initially borrowed as of April 1, 2004.  As of March 31, 2005 the amount outstanding on the line of credit was $90 million.

The interest rate on the line of credit is variable and is indexed to the LIBOR rate.  The Company pays an annual facility fee and additional fees based on amounts drawn. The line of credit expires on March 19, 2007.

5.

On November 14, 2004, the Company agreed with Kraft Foods Global, Inc. to purchase certain of its confectionery assets.  Under terms of the agreement, the Company will pay approximately $1.48 billion, which will be funded from  approximately $1 billion of long-term debt, with the balance to be funded primarily with commercial paper backed by a credit facility.

The transaction includes the purchase of well-known brands such as LifeSavers, Creme Savers, and Altoids as well as other local and regional brands.  In addition, the transaction includes the purchase of certain production facilities in the United States and Europe.  The purchase will provide additional diversification in key categories of mints and hard and chewy candy, expand the portfolio to customers worldwide, add scale and brand depth to the innovation pipeline, and increase efficiency across the Company’s confectionery supply chain.

The proposed acquisition is subject to customary closing conditions, including regulatory clearances. The Company expects to complete the transaction mid-2005.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

6.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options.  Dilutive earnings per share are computed based on the weighted-average number of common shares outstanding plus the dilutive effect of stock options.  The dilutive effect of stock options is calculated under the treasury stock method using the average market price for the period. Earnings per share are calculated as follows (all amounts in thousands except per share figures):

	First Quarter Three Months Ended

	3/31/2005	3/31/2004

Net Earnings	$131,014	$110,983
Basic Shares Outstanding	224,884	224,795
Effect of Dilutive Securities – Stock Options	1,106	602
Dilutive Common Stock	225,990	225,397
Net Earnings Per Share
Basic	0.58	0.49
Dilutive	0.58	0.49

7.

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law, which provides for a special one-time tax deduction of certain foreign earnings that are repatriated in 2005.  The Company has not yet completed its review of the repatriation provisions of this Act.  The Company is currently evaluating its repatriation strategy in regard to the Act and potentially may recognize between $150,000 to $250,000 under the provision of the special one-time tax deduction.  The estimated incremental income tax of these dividends may range from $1,000 to $6,000 net of U.S. deferred taxes previously provided on these foreign earnings.  The Company will complete its evaluation in the third quarter of 2005, subject to the issuance of additional IRS guidance.

8.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)). This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the first quarter of 2006. The Company expects to adopt SFAS 123 (R) in the first quarter of 2006.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

9.

In the first quarter 2005, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans.  APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock.  As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock compensation plans (all amounts in thousands except per share figures).

		First Quarter Three Months Ended

		3/31/2005	3/31/2004

Net earnings as reported		$131,014	110,983
Add:	Stock-based compensation expense included in net earnings, net of tax	5,569	3,067
Deduct:	Total stock-based compensation expense determined under fair value method all awards, net of tax	(8,716)	(6,796)

Pro forma net earnings		$127,867	107,254

Basic and diluted earnings per share
As reported		$0.58	0.49
Pro forma		$0.57	0.48

10.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

	Increase/(Decrease) to Stockholders’ Equity

First Quarter	2005	2004

Balance at January 1	$44,936	(42,692)
Translation adjustment for the first quarter	(24,135)	(2,926)

Balance at March 31	$20,801	(45,618)

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

11.	An analysis of comprehensive income is provided below (in thousands of dollars).

	Three Months Ended March 31,

	2005	2004

Net earnings	$131,014	110,983

Changes in other comprehensive income, before tax:
Foreign currency translation adjustments	(21,447)	(2,839)
Unrealized holding losses on securities	(1,516)	(283)
Loss on derivative contracts	(1,925)	(511)

Changes in other comprehensive income, before tax	(24,888)	(3,633)
Changes in income tax (expense) benefit related to items of other comprehensive income	(1,543)	187

Changes in other comprehensive income, net of tax	(26,431)	(3,446)

Total comprehensive income	$104,583	107,537

12.

The Company applies the provisions of SFAS 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in accounting for pension and postretirement plans.  The Statement requires more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits.  The following information provides the first quarter net periodic costs for both the Company’s U.S. and Non-U.S. pension and postretirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and Non-U.S. pension and postretirement plans (in thousands of dollars).

The components of net pension costs are as follows:

	U.S. Plans Three Months Ended March 31,		Non-U.S. Plans Three Months Ended March 31,

	2005	2004	2005	2004

Service Cost	$3,400	3,100	2,800	2,100
Interest Cost	6,000	5,600	3,000	2,500
Expected Return on Plan Assets	(7,000)	(6,200)	(3,000)	(2,500)
Amortization of Unrecognized Transition Assets	—	—	(100)	(100)
Prior Service Costs Recognized	500	100	100	100
Recognized Net Actuarial Loss	1,300	1,400	600	400
Other Pension Plans	—	—	400	400

Net Pension Cost	$4,200	4,000	3,800	2,900

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

 The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it did not expect a need to fund the U.S. pension plan in 2005.    The Company continues to anticipate not having to fund the U.S. pension plan in 2005.  The Company previously disclosed in its notes to the financial statements for the year ended December 31, 2004, that it expected to contribute approximately $7,000 to the Non-U.S. plans during 2005.  The Company presently anticipates contributing an additional $2,200 to fund its Non-U.S. plans in 2005 for a total of $9,200.   As of March 31, 2005, no contributions have been made to the U.S. plan.  As of March 31, 2005, $900 of contributions have been made to the Non-U.S. plans.

The components of net post-retirement benefit costs are as follows:

	Three Months Ended March 31,

	2005	2004

Service Cost	$700	600
Interest Cost	800	700
Expected Return on Plan Assets	(500)	(400)
Recognized Net Actuarial Loss	300	300

Net Post-Retirement Benefit Cost	$1,300	1,200

The Company previously disclosed in its notes to the financial statements for the year ended December 31, 2004, that it expected to contribute $3,000 and $90 to the U.S. and Non-U.S. plans, respectively, during 2005. The expected 2005 total year contribution for the U.S. plan has not changed. The Company presently anticipates contributing an additional $410 to fund its Non-U.S. post-retirement plan in 2005 for a total of $500. As of March 31, 2005, $800 of contributions have been made to the U.S. postretirement plan and no contributions have been made to the Non-U.S. postretirement plan.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

13.	Segment Information

Management organizes the Company’s chewing gum and other confectionery business based principally on geographic regions. Descriptions of the Company’s reportable segments are as follows:

•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

•

EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa, and India.  Also included are Joyco operations that manufacture and market gum and other confectionery products in this region.

•

Asia – These operations manufacture and market gum and other confectionery products in a number of Asia geographies including China, Taiwan, and the Philippines.  Also included are Joyco operations that manufacture and market gum and other confectionery products in this region.

•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows (in thousands of dollars):

	Three Months Ended March 31,

Net Sales	2005	2004

North America	$307,746	286,771
EMEAI	447,917	385,694
Asia	140,029	100,639
Other Geographic Regions	40,294	35,519
All Other	14,404	3,528

Net Sales	$950,390	812,151

“All Other” net sales consist primarily of sales of gumbase, including Joyco gum base sales to third parties.

	Three Months Ended March 31,

Operating Income	2005	2004

North America	$86,739	69,817
EMEAI	109,458	96,321
Asia	44,485	33,869
Other Geographic Regions	5,117	7,498
All Other	(53,592)	(45,836)

Operating Income	$192,207	161,669

“All Other” operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions, and operating results from the manufacturing and sale of gumbase to third parties.  Also included are Joyco’s research and development expenses, operating results from Joyco’s manufacture and sale of gumbase to third parties and certain integration costs related to the acquisition.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview
The Wm. Wrigley Jr. Company achieved double digit volume, sales and earnings growth in the first quarter of 2005 compared to 2004.  Earnings per share were up 18% on global sales growth of 17%.

Sales increases were driven by worldwide shipment growth of 17%.  The increase in volume was driven by a solid performance of the Wrigley businesses across all regions and the acquisition of certain confectionery assets of the Joyco Group (Joyco), completed on April 1, 2004.  The North America region, primarily the U.S., experienced steady volume growth and positive product mix with the popularity of the premium priced Orbit and Orbit White products.  The EMEAI (principally Europe) region experienced strong volume growth due to the impact of the Joyco acquisition and the volume performances in the Eastern\Central Europe geographies of Russia and Ukraine.  The Asia region experienced strong volume growth in China and the impact of the Joyco acquisition contributed to the increase in net sales.   Other Geographic Regions (the Pacific and Latin America regions) also added to volume and sales growth due to increased shipments in Mexico and Australia.

In the first quarter 2005, currency continued to have a positive impact to net earnings and earnings per share.  On a per share basis, translation of stronger foreign currencies, across all regions, to a weaker U.S. dollar contributed $0.02 of the $0.09 increase to earnings per share.

Net Sales
Consolidated net sales for the first quarter were $950.4 million, an increase of $138.2 million or 17% versus the first quarter of 2004.  Higher worldwide shipments, including the impact of the Joyco acquisition, increased net sales by 14%.  Translation of stronger foreign currencies, primarily in Europe, to the weaker U.S. dollar increased net sales by approximately 3%.

North America net sales in the first quarter of 2005 were $307.7 million, an increase of $21.0 million or 7% compared to the first quarter of 2004.  Higher shipment volume in the U.S. and Canada increased net sales by 5%.  In the U.S. the volume growth was driven by the Orbit and Extra brands and in Canada the volume increase was driven by the Excel and Extra brands.  Favorable product mix increased net sales by 1%.   North America net sales increased 1% as a result of translation of the stronger Canadian dollar to a weaker U.S. dollar.

EMEAI (principally Europe) net sales for the first quarter were $447.9 million, an increase of $62.2 million or 16% compared to the first quarter of 2004.  Overall shipments increased net sales by 10%, including 7% from the sales of Joyco products.  The remaining 3% increase in shipments was led by growth in the Eastern/Central European geographies of Russia, Ukraine, and Poland.  Lastly, translation of the stronger European currencies, primarily the Euro, British pound, and Polish zloty, to a weaker U.S. dollar increased net sales by 6%.

Asia net sales for the first quarter were $140.0 million, an increase of $39.3 million or 39% compared to the first quarter of 2004.  Higher overall shipments increased net sales by 35%, including 13% from the sales of  Joyco products.  The remaining 22% increase in shipments was mainly due to growth in China, Vietnam, and Taiwan.  Favorable product mix due to increased sales of Extra in China increased net sales by 3%.  Translation of a stronger New Taiwan dollar to a weaker U.S. dollar increased net sales by 1%.

Other Geographic Regions (the Pacific and Latin America regions) net sales were $40.3 million, an increase of $4.8 million or 13% versus the first quarter of 2004.  Higher volume in Mexico and Australia increased net sales by 15%.  Unfavorable product mix primarily in the Latin America region decreased net sales by 6%.  Translation of the stronger Australian dollar to a weaker U.S. dollar increased net sales by 4%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Income
The following table presents components of operating income as a percentage of sales.  “Other” expense reported in merchandising and promotion includes brand research spending and royalty fees paid to third parties.

	Three Months Ended March 31,

	2005	2004

Gross Profit	56.6%	56.4%
Selling, General and Administrative
Advertising	(11.9)%	(13.0)%
Merchandising and Promotion/Other	(5.2)%	(5.6)%
Selling and Other Marketing	(10.4)%	(9.6)%
General and Administrative	(8.8)%	(8.4)%

Total Selling, General and Administrative	(36.3)%	(36.5)%

Operating Income*	20.2%	19.9%

*May not total due to rounding

Consolidated first quarter 2005 operating income increased $30.5 million or 19% compared to the 2004 first quarter.  Across all regions, translation of foreign currency to a weaker U.S. dollar increased operating income by $8.1 million or 5%.  Gross profit increased $79.2 million or 17% versus 2004 due to higher volume and the impact of exchange.  Gross margin as a percentage of net sales increased 0.2 percentage points, compared to the first quarter of 2004, due to favorable product costs, offset by the impact of the Joyco acquisition and its current margins.  Translation of stronger foreign currencies increased gross profit $20.2 million or 4%.  Selling, general and administrative (SG&A) expense increased $48.7 million or 16% from 2004 mainly due to the impact of Joyco operations, higher selling expense in the EMEAI region, increased brand support spending in Asia, and foreign exchange.  Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A by $12.1 million or 4%.

North America first quarter 2005 operating income increased $16.9 million or 24% versus the 2004 first quarter.  The translation of a stronger Canadian dollar to a weaker U.S. dollar increased operating income $0.8 million or 1%.  Gross profit increased $18.2 million or 12% from 2004 due to higher volume, improved gross margins, and the impact of exchange.  Gross margins as a percentage of sales increased 2.3 percentage points due to lower product costs.  Translation of a stronger Canadian dollar increased gross profit $1.7 million or 1%.   SG&A expense increased $1.3 million or 2% mainly due to the impact of  foreign exchange.  The impact of foreign exchange increased SG&A by $0.9 million or 1%.

EMEAI first quarter 2005 operating income increased $13.1 million or 14% versus the 2004 first quarter.  The translation of stronger European currencies to a weaker U.S. dollar increased operating income $5.8 million or 6%.  Gross profit increased $41.2 million or 18% from 2004 due to higher volume, impact of exchange, and improved gross margins.  Gross margins as a percentage of sales increased 0.9 percentage points due to improved margins in France, a result of beginning direct sales to retail customers thereby reducing distribution costs.  Translation of stronger European currencies increased gross profit $16.2 million or 7%.   SG&A expense increased $28.1 million or 21% mainly due to the impact of the Joyco operations and foreign exchange.  In addition, higher selling expense in France, in support of the new direct sales operations, contributed to the increase.  The impact of foreign exchange increased SG&A by $10.4 million or 8%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Asia first quarter 2005 operating income increased $10.6 million or 31% versus the 2004 first quarter.  The translation of a stronger New Taiwan dollar to the U.S. dollar increased operating income $0.5 million or 1%.  Gross profit increased $19.2 million or 30% from 2004 due to higher volume and the impact of exchange, offset by lower gross margins.  Gross margins as a percentage of sales decreased 4.2 percentage points due to Joyco’s lower margin product portfolio.  Translation of a stronger New Taiwan dollar increased gross profit by $0.8 million or 1%.   SG&A expense increased $8.6 million or 29% mainly due to higher brand support in China and Taiwan and the impact of the Joyco operations.  The impact of foreign exchange increased SG&A by $0.3 million or 1%.

Other Geographic Regions first quarter 2005 operating income decreased $2.4 million or 32% versus the 2004 first quarter.  The translation of a stronger Australian and New Zealand dollar to the U.S. dollar increased operating income $0.5 million or 7%.  Gross profit decreased $0.7 million or 4% from 2004 due to lower gross margins offset by higher volume and the impact of exchange.  Gross margins as a percentage of sales decreased 7.6 percentage points due to unfavorable product mix in Mexico.  Translation of stronger Australian and New Zealand dollars to the U.S. dollar increased gross profit by $0.8 million or 5%.   SG&A expense increased $1.7 million or 17% mainly due increased brand support spending in Mexico and higher general administrative expense in Australia.  The impact of foreign exchange increased SG&A by $0.3 million or 3%.

All Other first quarter 2005 operating expense increased $7.8 million or 17% compared to the first quarter of 2004.  The increase is primarily due to costs associated with the shareholder approved increase in authorized shares and increased research and development expense.

Investment Income
Investment income for the first quarter of 2005 was $3.9 million compared to $2.5 million for the first quarter of last year.  The increase was due primarily to higher worldwide yields and cash balances.

Other Expense
Other expense for the first quarter of 2005 was $2.7 million, compared to other expense of $1.0 million for the first quarter of last year.  The increase was mainly due to interest expense on the use of the Company’s line of credit and market-driven portfolio losses in 2005, compared to gains in 2004, associated with the cash surrender value of company-owned life insurance.

Income Taxes
Income taxes for the first quarter were $62.4 million, up $10.1 million or 19% from the first quarter of 2004 due primarily to an increase in pretax earnings of $30.2 million or 18%.  The consolidated effective tax rate was 32.2% compared to 32.0% for 2004 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first three months of 2005 was $89.6 million, compared to $114.0 million for the same period in 2004.  The decrease is primarily due to higher working capital requirements as a result of increased sales in 2005. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.0 at March 31, 2005 and December 31, 2004.

Additions to Property, Plant, and Equipment
Capital expenditures for the first quarter were $38.6 million compared to $32.0 million in the first quarter last year.  The increase was due primarily to the Company’s investment in a new innovation facility, which is expected to open in the second quarter of 2005.  For the full year 2005, capital expenditures are expected to be somewhat above 2004 levels and are also planned to be funded from the Company’s cash flow from operations.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Line of Credit
In connection with the Joyco acquisition, the Company entered into a $300 million unsecured line of credit under which $130 million was initially borrowed as of April 1, 2004. As of March 31, 2005 the amount outstanding on the line of credit was $90 million.  The Company repaid the remaining outstanding portion on the line of credit, $90 million, on April 1, 2005.

The interest rate on the line of credit is variable and is indexed to the LIBOR rate.  The Company pays an annual facility fee and additional fees based on amounts drawn. The line of credit expires on March 19, 2007.

Additional External Capital Resources
On March 1, 2005 the Company filed a shelf registration prospectus (Form S-3) with the SEC that would allow the Company to issue, from time to time, debt securities, which may be senior debt securities or subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts or stock purchase units.  The aggregate initial offering price of all securities sold by the Wm. Wrigley Jr. Company, under the prospectus, will not exceed $2 billion.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2e

REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(1)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Plan (d)(2)

January 1st – January 31st	5,320	68.67	—	360,343,000
February 1st – February 28th	—	—	—	360,343,000
March 1st – March 31st	—	—	—	360,343,000

(1)

Total number includes shares purchased by the Company in the open market, to provide shares for the Company’s Stock Deferral Program for Non-employee Directors under the Company’s 1997 Management Incentive Plan, as amended.  The Stock Deferral Program for Non-employee Directors increases Non-employee Director’s beneficial ownership in the Company and more closely aligns their interest in the long-term growth and profitability of the Company with that of the stockholder.

(2)

Represents actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of January 28, 2004, to purchase up to $100,000,000 of shares and August 18, 2004 to purchase up to $300,000,000 of shares, in the open market.  At March 31, 2005, $360,343,000 remains available for repurchase under the Program.  The Program will expire when the authorized amount is completely utilized.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 3 AND 4

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk
Inherent in the Company’s operations are certain risks related to foreign currency, interest rates, and the equity markets.  The Company’s primary areas of market risk are foreign currency exchange rate risk and interest rate risk. The Company identifies these risks and mitigates their financial impact through its corporate policies and hedging activities.  The Company’s hedging activities include the use of derivative financial instruments.  The Company uses derivatives only when the hedge is highly effective and does not use them for trading or speculative purposes.  The counterparties to the hedging activities are highly rated financial institutions. The Company believes that movements in market values of financial instruments used to mitigate identified risks are not expected to have a material near-term impact on future earnings, cash flows, or reported fair values.  The Company’s exposure to equity price risk would not have a significant impact on future earnings, fair value or cash flows.

Forward-Looking Statements
This report and any documents incorporated by reference may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act. Statements and financial disclosure that are not historical facts are forward looking statements within the meaning of such regulations, as well as the Private Securities Litigation Reform Act of 1995.  These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us.  Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions.  Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.

Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•

In those markets where we maintain market leadership, our ability to retain preferred retail space allocation will impact results, and if we are not able to retain this allocation, our results could be negatively impacted.

•	Failure to maintain the availability, pricing and sourcing of raw materials could negatively impact results.

•	We market our products to different segments of the population. Failure to adequately anticipate and react to changing demographics and product preferences could negatively impact results.

•	Both manufacturing and sales of a significant portion of our products are outside the United States and could be negatively impacted by volatile foreign currencies and markets.

•

We compete worldwide with other well-established manufacturers of confectionery products, including chewing gum.  Our results may be negatively impacted by a failure of new or existing products to be favorably received, by ineffective advertising, or by failure to sufficiently counter aggressive competitive actions.

•	Underutilization of or inadequate manufacturing capacity due to unanticipated movements in consumer demands could materially affect manufacturing efficiencies and costs.

•	Discounting and other competitive actions may make it more difficult for us to maintain our operating margins.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 3 AND 4

•

Governmental regulations with respect to import duties, tariffs and environmental controls, both in and outside the U.S., could negatively impact our costs and ability to compete in domestic or foreign markets.

•	To the extent we would experience any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•	Our ability to successfully acquire and integrate certain confectionery assets of Kraft Foods Global, Inc. could cause actual results to differ from anticipated results or expectations.

•

While the countries in which we operate tend to be politically, socially and economically stable, to the extent there is political or social unrest, civil war, terrorism or significant economic instability, the results of our business in such countries could be negatively impacted.

Additional factors that may affect the operations, performance, development and results of our business include the risks and uncertainties described above, those listed from time to time in our filings with the SEC and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement.  Unpredictable or unknown factors could also have material effects on us.  All forward-looking statements included in this report and in the documents incorporated by reference herein are expressly qualified in their entirety by the foregoing cautionary statements.  Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4 - Controls and Procedures

(i)          Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

(ii)          Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10Q
PART II – OTHER INFORMATION

Item 4 – Submission of Matters to Vote of Security Holders

The Annual Meeting of Stockholders (“Annual Meeting”) of the Company was held on Tuesday, March 8, 2005 to consider the following proposals:

(1)	Election of three Class III Directors to serve on the Board until the Annual Meeting in 2008;

(2)

Approval of the amendment of Article FOURTH of the Company’s Restated Certificate of Incorporation to (i) increase the number of authorized shares of Common Stock from 400,000,000 to 1,000,000,000 shares and (ii) to increase the number of authorized shares of Class B Common Stock from 80,000,000 to 300,000,000 shares;

(3)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2005; and

(4)	Consideration of a shareholder proposal to amend the proxy card with respect to the election of directors, by substituting “withhold” with “against”.

The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

Proposal 1. Election of Three Class III Directors. With each class of stock voting together, a total of 479,674,492 votes were submitted for the election of each nominee as Class III Directors to serve on the Board until the Annual Meeting in 2008 as follows:

Nominee	For	Withheld

John Rau	476,037,493	3,636,999
Richard K. Smucker	475,191,243	4,483,249
William Wrigley, Jr.	474,874,758	4,799,734

Proposal 2.  Approval of the Amendment of Article FOURTH of the Company’s Restated Certificate of Incorporation. With holders of each class of stock voting separately by class, a total of 170,737,362 votes and 308,937,130 votes were submitted by the holders of Common Stock and holders of Class B Common Stock, respectively, for the approval of the amendment of Article FOURTH of the Company’s Restated Certificate of Incorporation as follows:

	For	Against	Abstain

Common Stock	105,524,230	63,676,080	1,537,052
Class B Common Stock	304,247,710	4,470,020	219,400

Proposal 3. Ratification of Appointment of Ernst & Young LLP as Independent Auditors. With each class of stock voting together, a total of 479,674,492 votes were submitted for the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2005 as follows:

For	Against	Abstain

476,461,765	1,675,022	1,537,705

Proposal 4. Shareholder Proposal. With each class of stock voting together, a total of 479,674,492 votes were submitted for the shareholder proposal as follows:

Votes For	Votes Against	Votes Abstain	Non Votes

11,301,062	432,814,786	8,228,540	27,330,104

Form 10Q
PART II – OTHER INFORMATION

Item 6 – Exhibits

     (a)     Exhibits reference is made to the Index to Exhibits on page 22.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

	By	/s/ DUANE PORTWOOD

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer
Date 05/10/05

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

3.	Articles of Incorporation and By-laws.

(i).	Certificate of Incorporation of the Registrant.

(a)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is attached hereto as Exhibit 3(i)(a);

(b) Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is attached hereto as Exhibit 3(i)(b).

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

10(d).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant’s Amended Management Incentive Plan, effective as of March 9, 2004 (“MIP”), is incorporated by reference to Exhibit 10(d) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2004.

10(e).	Deferred Compensation Program for Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(f).	Stock Deferral Program For Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(g).	Stock Award Program under the MIP is incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(h).	Stock Option Program under the MIP is incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(i).	Executive Incentive Compensation Program under the MIP is incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(j)	Executive Incentive Compensation Deferral Program under the MIP is incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

10(k)	Long-term Stock Grant Program under the MIP is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 31, 2005.

10(l).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10(m)

Asset Purchase Agreement dated November 14, 2004, between Kraft Foods Global, Inc. and Wm. Wrigley Jr. Company is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on November 18, 2004.

10(n)	Restricted Stock Program under the MIP is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 22, 2005.

10(o)	(i)

Commercial Paper Dealer Agreement dated April 29, 2005 between Wm. Wrigley Jr. Company and Merrill Lynch Money Markets Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated is incorporated herein by reference to Exhibit 99.1(a) to the Company’s Form 8-K filed on May 4, 2005.

(ii)

Commercial Paper Dealer Agreement dated April 29, 2005 between Wm. Wrigley Jr. Company and Goldman Sachs & Co. incorporated herein by reference to Exhibit 99.1(b) to the Company’s Form 8-K filed on May 4, 2005.

(iii)

Commercial Paper Dealer Agreement dated April 29, 2005 between Wm. Wrigley Jr. Company and J.P. Morgan Securities Inc. is incorporated herein by reference to Exhibit 99.1(c) to the Company’s Form 8-K filed on May 4, 2005.

10(p)

Issuing and Paying Agency Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and JP Morgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed on May 4, 2005.

14.	Code of Ethics – Code of Business Conduct is incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 2003.

31.	Rule 13a-14(a)/15d-14(a) Certification of:

(i) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(ii) Mr. Reuben Gamoran, Vice President and Chief Financial Officer.

Attached hereto as Exhibits 31(i) and (ii) respectively.

32.	Section 1350 Certifications of:

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