Form 10-Q/A
period 2002-03-31
WRIGLEY WM JR CO
filed 2005-08-05
CIK 108601

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

Item 6 – Exhibits and Reports on Form 8-K

          We are amending Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002, for the first fiscal quarter ended March 31, 2002 (the “Original Form 10-Q”), for the sole purpose of correcting the numbering of the sections of the Company’s By-laws to accurately reflect the exact number designation assigned to each section of the Company’s By-laws as approved by the Company’s stockholders at the Company’s Annual Meeting held on Tuesday, March 5, 2002.

          No revisions have been made to the Company’s condensed unaudited interim financial statements for the Company’s 2002 first fiscal quarter ended March 31, 2002, or any disclosures or other materials or exhibits contained in the Original Form 10-Q. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Form 10-Q, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

FORM 10-Q/A NO. 1
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

By	/s/DUANE PORTWOOD

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer

Date:     August 5, 2005

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3(i).*	Certificate of Incorporation of the Registrant. The Registrant’s Restated Certificate of Incorporation, effective from March 5, 2002, is attached hereto as Exhibit 3(i), which begins on page 14.

3(ii).**	By-laws of the Registrant. The Registrant’s Amended and Restated By-laws effective March 5, 2002, are attached hereto as Exhibit 3(ii), which begins on page 31.

4.

Instruments defining the rights of security holders. The Registrant’s Restated Certificate of Incorporation contains all definitions of the rights of the Registrant’s Common and Class B Common stock, representing all of the Registrant’s outstanding securities, and is incorporated by reference to Exhibit 3(i) above. Stockholder Rights Agreement.  The Stockholder Rights Agreement is incorporated by reference from Exhibit 4.1 of the Company’s report on Form 8-K filed June 5, 2001.

10.	Material Contracts

10(a).

Non-Employee Directors’ Death Benefit Plan.  Non-Employee Directors’ Death Benefit Plan is incorporated by reference from Exhibit 10(a) of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).

Senior Executive Insurance Plan.  Senior Executive Insurance Plan is incorporated by reference from Exhibit 10(b) of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).

Supplemental Retirement Plan.  Supplemental Retirement Plan is incorporated by reference from Exhibit 10(c) of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1994.

10(d).

Deferred Compensation Plan for Non-Employee Directors.  Deferred Compensation Plan for Non-Employee Directors is incorporated by reference from Exhibit 10(d) of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(e).

Stock Deferral Plan For Non-Employee Directors. The Stock Deferral Plan for Non Employee Directors is incorporated by reference from Exhibit 10(e) of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995.

10(g).*	Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrants Amended Management Incentive Plan effective from March 5, 2002 is attached hereto as Exhibit 10(g), which begins on page 51.

10(h).

Form of Severance Agreement for William Wrigley, Jr., President and Chief Executive Officer is incorporated by reference from Exhibit 10(h) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001.

10(i).

Form of Severance Agreement for Peter Hempstead, Senior Vice President-International; Gary McCullough, Senior Vice President-Americas; Darrell Splithoff, Senior Vice President-Supply Chain and Corporate Development; and Ronald V. Waters, Senior Vice President and Chief Financial Officer are incorporated by reference from Exhibit 10(i) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001.

For Copies of Exhibits not attached hereto, the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

* Indicates the exhibits that were attached to the Original Form 10-Q filed on May 15, 2002, but are not being amended and filed with this Form 10-Q/A No.1
**Indicates the only exhibit being amended and filed with this Form 10-Q/A No. 1