Form 10-Q
period 2005-06-30
WRIGLEY WM JR CO
filed 2005-08-09
CIK 108601

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Quarter Ended June 30, 2005	Commission file number 1-800

WM. WRIGLEY JR. COMPANY
 (Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611

(Address of principal executive offices)	(Zip Code)

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

191,359,524 shares of Common Stock and 33,346,640 shares of Class B Common Stock were outstanding as of July 29, 2005.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$1,040,184	957,906	1,990,574	1,770,057
Cost of sales	445,813	419,116	858,570	774,221

Gross profit	594,371	538,790	1,132,004	995,836
Selling, general and administrative expense	358,049	334,620	703,475	629,997

Operating income	236,322	204,170	428,529	365,839
Investment income	3,981	2,265	7,847	4,760
Other income (expense)	(2,126)	(1,721)	(4,820)	(2,675)

Earnings before income taxes	238,177	204,714	431,556	367,924
Income taxes	75,733	65,509	138,098	117,736

Net earnings	$162,444	139,205	293,458	250,188

Net earnings per average share of common stock (basic and diluted)	$0.72	0.62	1.30	1.11

Dividends declared per share of common stock	$0.280	0.235	0.560	0.470

Average number of shares outstanding for the period	225,130	224,690	225,008	224,742

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

OPERATING ACTIVITIES
Net earnings	$293,458	250,188
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	79,189	67,729
Loss on retirements of property, plant, and equipment	2,728	7,790
(Increase) decrease in:
Accounts receivable	(73,053)	(3,907)
Inventories	(21,606)	4,146
Other current assets	(54,006)	(15,003)
Other assets and deferred charges	19,502	(5,449)
Increase (decrease) in:
Accounts payable	24,101	13,213
Accrued expenses	80,263	19,474
Income and other taxes payable	11,482	180
Deferred taxes	4,464	4,200
Other noncurrent liabilities	8,900	12,728

Net cash provided by operating activities	375,422	355,289

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(97,096)	(80,666)
Proceeds from retirements of property, plant, and equipment	1,781	1,249
Acquisition, net of cash acquired	(1,477,526)	(260,758)
Purchases of short-term investments	(5,900)	(16,048)
Maturities of short-term investments	27,381	16,119

Net cash used in investing activities	(1,551,360)	(340,104)

FINANCING ACTIVITIES
Dividends paid	(115,853)	(102,252)
Common Stock issued (purchased)	17,808	(24,726)
Borrowings (repayments) under the line of credit	(90,000)	130,000
Proceeds under commercial paper borrowings	1,350,000	—

Net cash from financing activities	1,161,955	3,022

Effect of exchange rate changes on cash and cash equivalents	(29,211)	(16)

Net increase (decrease) in cash and cash equivalents	(43,194)	18,191
Cash and cash equivalents at beginning of period	628,553	505,217

Cash and cash equivalents at end of period	$585,359	523,408

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$143,775	122,317

Interest paid	$2,282	1,626

Interest and dividends received	$7,847	4,760

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

(All amounts in thousands)	June 30, 2005	December 31, 2004

	(Unaudited)
Current assets:
Cash and cash equivalents	$585,359	628,553
Short-term investments, at amortized cost	1,273	22,764
Accounts receivable
(less allowance for doubtful accounts; 6/30/05 - $10,874; 12/31/04 - $11,682)	406,930	356,389
Inventories -
Finished goods	200,724	135,527
Raw materials, work in process and supplies	259,014	262,580

	459,738	398,107
Other current assets	115,340	65,336
Deferred income taxes - current	30,981	34,761

Total current assets	1,599,621	1,505,910
Marketable equity securities at fair value	15,281	16,970
Deferred charges and other assets	257,804	250,158
Goodwill and other intangibles	1,520,109	210,806
Deferred income taxes - noncurrent	61,452	40,239
Property, plant, and equipment, at cost	2,186,915	2,073,487
Less accumulated depreciation	954,875	930,867

Net property, plant, and equipment	1,232,040	1,142,620

Total assets	$4,686,307	3,166,703

Current liabilities:
Line of credit	$—	90,000
Accounts payable	231,153	216,764
Accrued expenses	384,439	271,236
Dividends payable	62,950	52,821
Income and other taxes payable	78,622	76,554
Deferred income taxes - current	7,790	10,595

Total current liabilities	764,954	717,970
Deferred income taxes - noncurrent	85,703	88,112
Other noncurrent liabilities	203,063	181,937
Long term debt	1,350,000	—
Stockholders’ equity:
Preferred stock (no par value)
Authorized - 20,000 shares
Issued – None
Common stock (no par value)
Authorized - 1,000,000 and 400,000 shares at 6/30/05 and 12/31/04, respectively
Issued - 199,071 shares at 6/30/05
198,930 shares at 12/31/04	13,259	13,254
Class B common stock (convertible)
Authorized - 300,000 and 80,000 shares at 6/30/05 and 12/31/04, respectively
Issued and outstanding -
33,370 shares at 6/30/05
33,511 shares at 12/31/04	2,237	2,242
Additional paid-in capital	24,511	17,764
Retained earnings	2,603,416	2,435,838
Common stock in treasury, at cost - (6/30/05 7,204 shares; 12/31/04 – 7,670 shares)	(326,130)	(346,087)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(26,190)	44,936
Loss on derivative contracts	(17,396)	758
Unrealized holding gains on marketable equity securities	8,880	9,979

Total accumulated other comprehensive income (loss)	(34,706)	55,673

Total stockholders’ equity	2,282,587	2,178,684

Total liabilities & stockholders’ equity	$4,686,307	3,166,703

Notes to the financial statements beginning on page 5 are an integral part of  these statements

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and six month periods ended June 30, 2005 and 2004, respectively, the Consolidated Statement of Cash Flows (Condensed) for the six month periods ended June 30, 2005 and 2004, and the Consolidated Balance Sheet (Condensed) at June 30, 2005, are unaudited.  In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2004 audited consolidated financial statements.  These condensed financial statements should be read in conjunction with the 2004 audited consolidated financial statements and related notes, which are an integral part thereof.  Certain amounts recorded in 2004 and the first quarter of 2005 have been reclassified to conform to the 2005 second quarter and first six month presentation.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses.  Actual results may vary from those estimates.

3.

On June 26, 2005, the Company completed a transaction with Kraft Foods Global Inc., to acquire certain confectionery assets.  The transaction includes the purchase of brands such as Life Savers ®, Altoids ®, and Creme Savers ® as well as other local and regional brands.  In addition, the transaction includes the purchase of certain production facilities in the United States and Europe.  The purchase will provide additional diversification in key categories of mints and hard and chewy candy, expand the product offering to customers worldwide, add scale and brand depth to the innovation pipeline, and increase efficiency across the Company’s confectionery supply chain.

Cash consideration, including direct acquisition costs, totaled $1.48 billion.  The acquisition was funded through issuance of  $1.35 billion commercial paper negotiated in part for purposes of this transaction with the remaining amount funded from the Company’s available cash.

The results of operations for the assets acquired had no impact on the consolidated financial results of the Company for the periods ended June 30, 2005.  The acquisition has been accounted for under SFAS No. 141, “Business Combinations,” and accordingly the purchase method has been used.  The Company has recorded a preliminary allocation of the purchase price as of the acquisition date as the process of obtaining independent valuation of assets acquired, primarily the fair value of the intangible assets, property, plant and equipment, and the remaining useful lives of these assets is not complete.  The Company is also completing its analysis of integration plans that may result in additional purchase price allocation adjustments.  The outcomes of these analyses and evaluations will result in potential adjustments to the carrying values of assets acquired and liabilities to be incurred, establishment of certain intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill.  The preliminary allocation of the purchase price included in the June 30, 2005 consolidated balance sheet is based on the estimates of management and is subject to revision based on final determination of fair values.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONDENSED)
(Unaudited)

3.	(continued)

The following table contains the preliminary purchase price allocation, which summarizes the current estimates of the fair value of the assets acquired and liabilities expected as a result of integration plans as of the date of acquisition.

As of June 30, 2005 (amounts in thousands).

Inventory	$53,000
Net property, plant, and equipment	130,000
Other noncurrent assets	40,000
Intangibles	385,000

Total assets acquired	608,000

Accrued liabilities	16,000

Net assets acquired	$592,000

The fair value of the intangible assets on the acquisition date was estimated to be $385 million of which $10 million is subject to amortization and $375 million is not subject to amortization.  Intangibles subject to amortization consist of $10 million of customer relationships.  Intangibles not subject to amortization includes $375 million associated with brand names.

Goodwill of approximately $884 million was recognized in connection with the acquisition, with $817 million and $67 million included in the North America and EMEAI segments, respectively.  All goodwill related to this transaction is expected to be deductible for tax purposes.

The Company is currently compiling the unaudited pro forma combined net sales, earnings, and earnings per share data as if the Company had acquired the confectionery assets of Kraft Foods Global, Inc. as of January 1, 2004.  The Company expects to finalize the pro forma information in the third quarter 2005.

4.

In connection with its acquisition of certain confectionery assets from Kraft Foods Global, Inc., the Company announced its plans to restructure its North America production network in order to maximize supply chain effectiveness and efficiencies.

The Company plans to close the newly acquired facility in Brigend, Wales after transferring production of Altoids to North America.  The Company expects to incur severance and other cash closing costs of approximately $16.0 million as a result of this closure.  These costs are accounted for as part of the preliminary purchase price allocation.

The Company also plans to sell the North American marketing rights and the Creston, Iowa production facility for the Trolli brand that were included in the Kraft transaction.  This business will be accounted for as a discontinued operation until the sale is complete.  An estimate of the fair value of these assets has been reflected in the preliminary purchase price allocation.

In addition, the Company plans to close its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey.  The aggregate charges to the Company’s consolidated statement of net earnings to close and reconfigure its facilities are expected to be approximately $96.0 million on a pre-tax basis.  The restructuring costs consist primarily of costs related to enhanced early retirement programs, severance, facility closure and additional depreciation resulting from the decreased useful lives of certain plant and equipment.  Of the total restructuring costs, the Company expects approximately $75.0 million to be reported in the North America segment, with the remaining amount reported in All Other.  The Company expects to largely complete these restructuring activities by the end of 2006.  There were no restructuring costs incurred in the second quarter of 2005.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

5.

At June 30, 2005 the Company had short-term borrowings of $1.35 billion, consisting of  the issuance of commercial paper  in connection with its acquisition of certain confectionery assets of Kraft Foods Global, Inc.  Of this amount, the Company reclassified $1.35 billion of the commercial paper borrowings to long-term debt based upon its intent and ability to refinance these borrowings.

The fair value of the Company’s borrowings at June 30, 2005, based on current market interest rates, approximates the amount disclosed above.

On June 27, 2005, the Company entered into an agreement for a $1.5 billion 364-day credit facility maturing in June 2006.  The Company intends to use this credit facility primarily to support commercial paper borrowings. However, the Company may also draw on the facility for general corporate purposes.  This credit facility requires maintenance of certain financial conditions.  No amounts were drawn on this credit facility at June 30, 2005.

In addition, the Company maintains a $300 million unsecured line of credit, originally entered into to finance a portion of the acquisition of certain confectionery businesses of the Joyco Group (Joyco).  During the second quarter, the Company repaid the remaining outstanding balance on the line of credit, totaling $90 million.  At June 30, 2005, there were no borrowings outstanding under this line of credit.

6.

In anticipation of issuing $1 billion of senior notes in connection with the acquisition of certain confectionery assets of Kraft Foods Global, Inc., the Company entered into various swap rate lock hedging agreements to mitigate the financial impacts of interest rate fluctuations prior to the pricing date of the senior notes.  At June 30, 2005, the aggregate notional principal amount of those agreements was $800.0 million.  The hedging agreements were designated as cash flow hedges and accordingly the change in the hedge’s fair value totaling $19.5 million was recorded in Accumulated Other Comprehensive Income.  At June 30, 2005, the Company determined that the interest rate swap agreements were highly effective in offsetting changes in the cash flows of the hedged item.  The agreements were scheduled to mature in July 2005.

7.

In July 2005, the Company issued $1.0 billion of senior notes under the shelf registration filed on March 1, 2005.  The senior note offering included $500 million of five-year maturities bearing interest at a rate of 4.30% and $500 million in ten-year maturities bearing interest at a rate of 4.65%.  The net proceeds were used to repay $993.5 million of commercial paper issued on June 27, 2005 in connection with the Company’s acquisition of certain confectionery assets from Kraft Foods Global, Inc.   Concurrent with the issuance of the senior notes, the swap rate lock agreements were settled for a loss of $11.4 million, which will be amortized over the lives of the senior notes.   In conjunction with the repayment of the commercial paper, the Company terminated its $300 million line of credit and its $1.5 billion 364-day credit facility.  Upon closing these borrowing arrangements, the Company entered into an agreement for a $600 million five-year credit facility maturing in July 2010.  The Company intends to use this credit facility primarily to support the remaining commercial paper borrowings.  However, the Company may also draw on the facility for general corporate purposes.  Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1 billion.  This credit facility requires maintenance of certain financial conditions.

8.

On April 1, 2004, the Company completed its transaction with Agrolimen, a privately-held Spanish conglomerate, to acquire certain confectionery businesses of Joyco.  The following table includes the unaudited pro forma combined net sales, earnings, and earnings per share for the first six months of 2004, as if the Company had acquired the confectionery businesses of Joyco as of January 1, 2004.  In determining the unaudited pro forma amounts, income taxes, interest expense, and depreciation and amortization of assets have been adjusted to the accounting base recognized for each in recording the combination. There were no extraordinary items or cumulative effect of accounting changes included in the pro forma results of operations.  All amounts in thousands except per share figures.

First Six Months 2004

Net Sales	$1,835,458
Net Earnings	250,698
Net Earnings Per Share
Basic	$1.12
Diluted	1.11

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2004, nor are they necessarily indicative of future consolidated results.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

9.

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law.  The Act provides for a special one-time tax deduction of certain foreign earnings that are repatriated in 2005.  The Company has completed its review of the repatriation provisions of this Act and determined that $200.0 million to $250.0 million will be repatriated during 2005.  The estimated incremental income tax associated with this repatriation is approximately $5.0 million, net of U.S. deferred taxes previously provided on some of these foreign earnings.  This incremental income tax has been included in the Company’s tax provision.

10.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)). This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.   Upon adoption, pro forma disclosure is no longer an alternative.

On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the first quarter of 2006. The Company will adopt SFAS 123 (R) in the first quarter of 2006.

11.

In the second quarter 2005, the Company continued to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans.  APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock.  As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program.

Under current practice the Company discloses the pro forma impact to net earnings for the fair value recognition provisions of SFAS No. 123.  Included in the pro forma table is the impact of stock options for certain non-retirement eligible employees, retirement eligible employees, and retired employees.  The Company’s practice for retirement eligible employees is identical to non-retirement eligible employees.  Upon the Company’s adoption of SFAS 123 (R) the practice for retirement eligible will change to reflect the terms of stock options granted subsequent to January 1, 2006.  For the current periods, such change in accounting for retirement eligible employees would have no material impact on pro forma results.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock compensation plans (all amounts in thousands except per share values).

		Three Months Ended		Six Months Ended

		6/30/2005	6/30/2004	6/30/2005	6/30/2004

Net earnings as reported		$162,444	139,205	293,458	250,188
Add:	Stock-based compensation expense included in net earnings, net of tax	2,978	3,628	8,547	6,695
Deduct:	Total stock-based compensation expense determined under fair value method for all awards, net of tax	(7,040)	(6,916)	(15,756)	(13,712)

Pro forma net earnings		$158,382	135,917	286,249	243,171

Basic and diluted earnings per share
As reported		$0.72	0.62	1.30	1.11
Pro forma		$0.70	0.60	1.27	1.08

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

12.

Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options.  Dilutive earnings per share are computed based on the weighted-average number of common shares outstanding plus the dilutive effect of stock options.  The dilutive effect of stock options is calculated under the treasury stock method using the average market price for the period. Earnings per share are calculated as follows (all amounts in thousands except per share figures).

	Second Quarter		Six Months

	6/30/2005	6/30/2004	6/30/2005	6/30/2004

Net Earnings	$162,444	$139,205	$293,458	$250,188
Basic Shares Outstanding	225,130	224,690	225,008	224,742
Effect of Dilutive Securities – Stock Options	1,045	840	1,076	721
Dilutive Common Stock	226,175	225,530	226,084	225,463
Net Earnings Per Share:
Basic	$0.72	$0.62	$1.30	$1.11
Dilutive	0.72	0.62	1.30	1.11

13.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

	Increase/ (Decrease) to Stockholders’ Equity

Second Quarter	2005	2004

Balance at April 1	$20,801	(45,618)
Translation adjustment for the second quarter	(46,991)	(6,459)

Balance at June 30	$(26,190)	(52,077)

	Increase/ (Decrease) to Stockholders’ Equity

Six Months	2005	2004

Balance at January 1	$44,936	(42,692)
Translation adjustment for the first six months	(71,126)	(9,385)

Balance at June 30	$(26,190)	(52,077)

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

14.	An analysis of comprehensive income is provided below (in thousands of dollars).

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net earnings	$162,444	139,205	293,458	250,188

Changes in other comprehensive income, before tax:
Foreign currency translation adjustments	(45,820)	(6,620)	(67,267)	(9,459)
Unrealized holding gains (losses) on securities	(173)	(540)	(1,689)	(823)
Gain (loss) on derivative contracts	(24,766)	1,267	(26,691)	756

Changes in other comprehensive income (loss), before tax	(70,759)	(5,893)	(95,647)	(9,526)
Changes in income tax benefit (expense) related to items of other comprehensive income	6,811	(56)	5,268	131

Changes in other comprehensive income (loss), net of tax	(63,948)	(5,949)	(90,379)	(9,395)

Total comprehensive income	$98,496	133,256	203,079	240,793

15.

The Company applies the provisions of SFAS 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in accounting for pension and postretirement plans. The Statement requires more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits.  The following information provides the second quarter and first six months net periodic costs for both the Company’s U.S. and Non-U.S. pension and postretirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and Non-U.S. pension and postretirement plans (in thousands of dollars).

The components of net pension costs are as follows:

	U.S. Plans Three Months Ended June 30,		Non-U.S. Plans Three Months Ended June 30,

	2005	2004	2005	2004

Service Cost	$3,000	3,400	2,700	2,300
Interest Cost	6,200	6,700	3,100	2,600
Expected Return on Plan Assets	(7,500)	(8,300)	(2,900)	(2,500)
Amortization of Unrecognized Transition Assets	—	—	(100)	(100)
Prior Service Costs Recognized	500	800	—	—
Recognized Net Actuarial Loss	1,100	500	600	500
Other Pension Plans	—	—	300	300

Net Pension Costs	$3,300	3,100	3,700	3,100

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

15.	(continued)

	U.S. Plans Six Months Ended June 30,		Non-U.S. Plans Six Months Ended June 30,

	2005	2004	2005	2004

Service Cost	$6,400	6,500	5,500	4,400
Interest Cost	12,200	12,300	6,100	5,100
Expected Return on Plan Assets	(14,500)	(14,500)	(5,900)	(5,000)
Amortization of Unrecognized Transition Assets	—	—	(200)	(200)
Prior Service Costs Recognized	1,000	900	100	100
Recognized Net Actuarial Loss	2,400	1,900	1,200	900
Other Pension Plans	—	—	700	700

Net Pension Costs	$7,500	7,100	7,500	6,000

The Company disclosed in its financial statements for the year ended December 31, 2004 that it did not expect a need to fund the U.S. pension plan in 2005.  However, based on the current interest rates and the current market value of the plan assets the Company may elect to contribute an estimated $30.0 million to $50.0 million to the U.S. pension plan in 2005. The Company previously disclosed in its notes to the financial statements for the year ended December 31, 2004, that it expected to contribute approximately $7.0 million to the Non-U.S. plans during 2005.  The expected 2005 total year contribution for the Non-U.S. plans has not changed. As of June 30, 2005, no contributions have been made to the U.S. plan.  As of June 30, 2005, $3.5 million of contributions have been made to the Non-U.S. plans.

The components of net post-retirement benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Service Cost	$500	600	1,200	1,200
Interest Cost	800	700	1,600	1,400
Expected Return on Plan Assets	(600)	(400)	(1,100)	(800)
Prior Service Costs Recognized	(100)	—	(100)	—
Recognized Net Actuarial Loss	300	300	600	600

Net Post-Retirement Benefit Costs	$900	1,200	2,200	2,400

The Company previously disclosed in its notes to the financial statements for the year ended December 31, 2004, that it expected to contribute $3.0 million and $0.1 million to the U.S. and Non-U.S. postretirement plans, respectively, during 2005.  The expected 2005 total year contribution for the U.S. plan has not changed.  The Company presently anticipates contributing an additional $0.4 million to fund its Non-U.S. post-retirement plan in 2005 for a total of $0.5 million. As of June 30, 2005, $1.5 million of contributions have been made to the U.S. postretirement plan and no contributions have been made to the Non-U.S. postretirement plan.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONDENSED)
(Unaudited)

16.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses based principally on geographic regions. Descriptions of the Company’s reportable segments are as follows:

	•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

	•	EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa, and India.

	•	Asia – These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan, and the Philippines.

	•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows (in thousands of dollars).

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

North America	$343,220	330,992	650,966	617,763
EMEAI	510,110	469,965	958,027	855,659
Asia	129,528	101,810	269,557	202,449
Other Geographic Regions	39,369	40,556	79,663	76,075
All Other	17,957	14,583	32,361	18,111

Net Sales	$1,040,184	957,906	1,990,574	1,770,057

“All Other” net sales consist primarily of sales of gumbase to third parties.

Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

North America	$97,516	88,751	184,137	158,568
EMEAI	141,879	123,726	251,337	220,047
Asia	36,864	27,914	81,349	61,783
Other Geographic Regions	2,276	8,275	7,393	15,773
All Other	(42,213)	(44,496)	(95,687)	(90,332)

Operating Income	$236,322	204,170	428,529	365,839

“All Other” operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions as well as operating results from the manufacturing and sale of gumbase to third parties.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview
The Wm. Wrigley Jr. Company achieved double digit earnings growth for both the second quarter and first half of the year.    Earnings per share were up 16% in the second quarter and 17% for the first six months.  The growth in the bottom line was due to continued strong growth in volume.   In the second quarter volume shipment growth was up 5%, while in the first six months volume was up 10%.   As the acquisition of certain confectionery assets of Kraft Foods Global, Inc. was completed at the end of the quarter, there are no net sales from these operations included in the consolidated financial results of the Company for the periods ended June 30, 2005.

Strong volume growth in the second quarter pushed global sales over $1.0 billon, the first time this has been achieved by the Company during a quarterly period.  The increase in second quarter volume was driven by a solid performance of the Wrigley businesses across most regions.  The North America region, primarily the U.S., experienced steady volume growth of Orbit ® and Orbit White brands.  The EMEAI (principally Europe) region experienced good volume performances in the Eastern\Central Europe geographies.  The Asia region experienced strong volume growth in China.   Other Geographic Regions (the Pacific and Latin America regions) experienced weakening volume mainly due to lower shipments in Australia.

In the second quarter 2005, currency continued to have a positive impact on net earnings and earnings per share.  On a per share basis, translation of stronger foreign currencies to a weaker U.S. dollar, across all regions, contributed $0.03 of the $0.10 increase to earnings per share.

The growth in volume for the first six months was driven by a solid performance across all regions.  The Joyco acquisition, which was completed on April 1, 2004, also contributed to the overall first six month volume performance.  In the first six months of 2005, currency had a positive impact on net earnings and earnings per share.  On a per share basis, translation of stronger foreign currencies to a weaker U.S. dollar, across all regions, contributed $0.05 of the $0.19 increase to earnings per share.

2005 vs. 2004 Second Quarter

Net Sales
Consolidated net sales for the second quarter were $1,040.2 million, an increase of $82.3 million or 9% versus the second quarter of 2004.  Higher worldwide shipments increased net sales approximately 5%.  Favorable product mix and selected selling price increases drove net sales higher by approximately 1%. Translation of stronger foreign currencies to the weaker U.S. dollar, primarily in Europe, increased net sales approximately 3%.

North America net sales in the second quarter of 2005 were $343.2 million, an increase of $12.2 million or 4% compared to the second quarter of 2004.  Higher shipment volume in the U.S. and Canada increased net sales approximately 2%.  In the U.S. the volume growth was driven by the Orbit, Orbit White, and Extra ® brands and in Canada the volume increase was driven by the Extra and Excel® brands.  Favorable product mix increased net sales approximately 1%.   North America net sales increased approximately 1% as a result of translation of the stronger Canadian dollar to a weaker U.S. dollar.

EMEAI (principally Europe) net sales for the second quarter were $510.1 million, an increase of $40.1 million or 9% compared to the second quarter of 2004.  Overall shipments increased net sales approximately 2%.  The increase in shipments was primarily led by Russia and Ukraine. Favorable product mix and pricing increased net sales approximately 2%.  Lastly, translation of the stronger European currencies, primarily the Euro, British pound, and Polish zloty, to a weaker U.S. dollar increased net sales approximately 5%.

Asia net sales for the second quarter were $129.5 million, an increase of $27.7 million or 27% compared to the second quarter of 2004.  Higher overall shipments increased net sales approximately 22%.  The increase in shipments was mainly due to volume growth of the Extra, Doublemint ®, and TaTa ® brands in China.  Favorable product mix primarily due to higher sales of Extra in China increased net sales by 4%.  Translation of a stronger New Taiwan dollar to a weaker U.S. dollar increased net sales approximately 1%.

Other Geographic Regions (the Pacific and Latin America regions) net sales for the second quarter were $39.4 million, a decrease of $1.2 million or 3% versus the second quarter of 2004.  Lower volume in Australia, slightly offset by higher volume in Mexico decreased net sales by 10%.  Favorable product mix increased net sales by 2%.  Translation of the stronger Australian dollar to a weaker U.S. dollar increased net sales approximately 5%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Income
The following table presents components of operating income as a percentage of sales.  “Other” expense reported in merchandising and promotion includes brand research spending and royalty fees paid to third parties.

	Three Months Ended June 30,

	2005	2004

Gross Profit	57.1%	56.2%
Selling, General and Administrative
Advertising	(11.1)%	(12.5)%
Merchandising and Promotion/Other	(5.8)%	(5.6)%
Selling and Other Marketing	(10.0)%	(9.0)%
General and Administrative	(7.5)%	(7.9)%

Total Selling, General and Administrative (SG&A)	(34.4)%	(35.0)%

Operating Income*	22.7%	21.3%

*May not total due to rounding

Consolidated second quarter 2005 operating income increased $32.2 million or 16% compared to the 2004 second quarter.  Across all regions, translation of foreign currency to a weaker U.S. dollar increased operating income approximately $9.6 million or 5%.  Gross profit increased $55.6 million or 10% versus 2004 due to higher volume, improved gross margins and the impact of exchange.  Gross margin as a percentage of net sales increased 0.9 percentage points, compared to the second quarter of 2004, due to improved margins in EMEAI.  Translation of stronger foreign currencies increased gross profit approximately $18.7 million or 3%.  SG&A expense increased $23.4 million or 7% from 2004 mainly due to higher selling expense in the EMEAI region, increased brand support spending in Asia, and foreign exchange.  Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A approximately $9.1 million or 3%.

North America second quarter 2005 operating income increased $8.8 million or 10% versus the 2004 second quarter.  The translation of a stronger Canadian dollar to a weaker U.S. dollar increased operating income approximately $0.8 million or 1%.  Gross profit increased $6.0 million or 3% from 2004 mainly due to higher volume and the impact of exchange.  Gross margin as a percentage of sales were essentially flat.  Translation of a stronger Canadian dollar increased gross profit approximately $1.7 million or 1%.   SG&A expense decreased $2.8 million or 3% mainly due to lower brand support spending in the U.S. partially offset by higher selling expense in the U.S.  The impact of foreign exchange increased SG&A approximately $0.9 million or 1%.

EMEAI second quarter 2005 operating income increased $18.2 million or 15% versus the 2004 second quarter.  The translation of stronger European currencies to a weaker U.S. dollar increased operating income approximately $8.0 million or 7%.  Gross profit increased $32.3 million or 12% from 2004 due to higher volume, the impact of exchange, and improved gross margins.  Gross margin as a percentage of sales increased 1.6 percentage points due to favorable price and mix, led by improved margins in France, a result of beginning direct sales to retail customers in 2005 thereby reducing distribution costs.  Translation of stronger European currencies increased gross profit approximately $14.7 million or 5%.   SG&A expense increased $14.1 million or 9% mainly due to higher selling expense in France, in support of the new direct sales operations, and Russia and the impact of exchange.  The impact of foreign exchange increased SG&A approximately $6.7 million or 4%.

Asia second quarter 2005 operating income increased $9.0 million or 32% versus the 2004 second quarter.  The translation of a stronger New Taiwan dollar to the U.S. dollar increased operating income approximately $0.5 million or 2%.  Gross profit increased $15.9 million or 26% from 2004 due to higher volume and the impact of exchange, offset by lower gross margins.  Gross margin as a percentage of sales decreased 0.7 percentage points mainly due to unfavorable product mix.  Translation of a stronger New Taiwan dollar increased gross profit approximately $0.9 million or 1%.   SG&A expense increased $6.9 million or 21% mainly due to higher brand support spending in China.  The impact of foreign exchange increased SG&A by approximately $0.4 million or 1%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Geographic Regions second quarter 2005 operating income decreased $6.0 million or 72% versus the 2004 second quarter.  The translation of a stronger Australian dollar to the U.S. dollar increased operating income approximately $0.3 million or 4%.  Gross profit decreased $3.4 million or 18% from 2004 due to lower gross margins offset by the impact of exchange.  Gross margins as a percentage of sales decreased 7.3 percentage points due to unfavorable product mix and costs related to starting up the Silao, Mexico factory.  Translation of a stronger Australian dollar to the U.S. dollar increased gross profit by approximately $1.0 million or 5%.   SG&A expense increased $2.6 million or 23% mainly due to increased brand support spending in Mexico.  The impact of foreign exchange increased SG&A approximately $0.7 million or 6%.

All Other second quarter 2005 operating expense decreased $2.3 million or 5% compared to the second quarter of 2004.  The decrease is primarily due to improved product costs in the Company’s gumbase operations.

Investment Income
Investment income for the second quarter was $4.0 million, up $1.7 million versus the second quarter of last year.   The increase was primarily due to higher worldwide yields and cash balances.

Other Income / Expense
Other expense for the second quarter was $2.1 million, compared to other expense of $1.7 million for the second quarter last year. The increase in expense is primarily due to the absence of a 2004 gain on sale of certain trademark rights.

Income Taxes
Income taxes for the second quarter were $75.7 million, up $10.2 million or 16% from the second quarter of 2004.  Pretax earnings were $238.2 million, an increase of $33.5 million or 16%.  The consolidated effective tax rates were 31.8% and 32.0% for 2005 second quarter and 2004 second quarter, respectively.

2005 vs. 2004 First Six Months

Net Sales
Consolidated net sales for the first six months were $1,990.6 million, an increase of $220.5 million or 12% versus the first six months of 2004.  Higher worldwide shipments increased net sales approximately 9%, of which the Joyco acquisition, which closed on April 1, 2004, contributed approximately 3% to the overall six month increase.  Translation of stronger foreign currencies, primarily in Europe, to the weaker U.S. dollar increased net sales by approximately 3%.

North America net sales for the first six months of 2005 were $651.0 million, an increase of $33.2 million or 5% compared to the first six months of 2004.  Higher shipment volume in the U.S. and Canada increased net sales by 3%.  In the U.S. the volume growth was driven by the Orbit, Orbit White and Extra brands and in Canada the volume increase was driven by the Excel and Extra brands.  Favorable product mix increased net sales by 1%.   North America net sales increased approximately 1% as a result of translation of the stronger Canadian dollar to a weaker U.S. dollar.

EMEAI (principally Europe) net sales for the first six months were $958.0 million, an increase of $102.4 million or 12% compared to the first six months of 2004.  Overall shipments increased net sales by 6%, including 3% from the 2005 first quarter net sales of Joyco products, which were not included in 2004 first quarter results.  The remaining 3% increase was led by growth in the Eastern/Central European geographies of Russia, Ukraine, and Poland.  Favorable product mix increased net sales 1%.  Lastly, translation of the stronger European currencies, primarily the Euro, British pound, and Polish zloty, to a weaker U.S. dollar increased net sales approximately 5%.

Asia net sales for the first six months were $269.6 million, an increase of $67.1 million or 33% compared to the first six months of 2004.  Higher overall shipments increased net sales 29%, of which the Joyco acquisition, which closed on April 1, 2004, contributed approximately 7% to the overall six month increase.  The remaining 22% increase was mainly due to double digit volume growth across all countries in Asia.  Favorable product mix due to higher sales of Extra in China increased net sales by 3%.  Translation of a stronger New Taiwan dollar to a weaker U.S. dollar increased net sales approximately 1%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Geographic Regions (the Pacific and Latin America regions) net sales for the first six months were $79.7 million, an increase of $3.6 million or 5% versus the first six months of 2004.  Higher volume in Mexico increased net sales by 2%.  Unfavorable product mix primarily in the Latin America region decreased net sales by 1%.  Translation of the stronger Australian dollar to a weaker U.S. dollar increased net sales approximately 4%.

Operating Income

The following table presents components of operating income as a percentage of sales.  “Other” expense reported in merchandising and promotion includes brand research spending and royalty fees paid to third parties.

	Six Months Ended June 30,

	2005	2004

Gross Profit	56.9%	56.3%
Selling, General and Administrative
Advertising	(11.5)%	(12.7)%
Merchandising and Promotion/Other	(5.5)%	(5.6)%
Selling and Other Marketing	(10.2)%	(9.2)%
General and Administrative	(8.1)%	(8.1)%

Total Selling, General and Administrative (SG&A)	(35.3)%	(35.6)%

Operating Income*	21.5%	20.7%

*May not total due to rounding

Consolidated first six months 2005 operating income increased $62.7 million or 17% compared to the first six months of 2004.  Across all regions, translation of foreign currency to a weaker U.S. dollar increased operating income approximately $17.7 million or 5%.  Gross profit increased $136.2 million or 14% versus 2004 due to higher volume, improved gross margins and the impact of exchange.  Gross margin as a percentage of net sales increased 0.6 percentage points, compared to the first six months of 2004, due to favorable product mix and lower product costs. Translation of stronger foreign currencies increased gross profit approximately $38.9 million or 4%.  SG&A expense increased $73.5 million or 12% from 2004 mainly due to higher selling expense in the EMEAI region, increased brand support spending in Asia, and foreign exchange.  Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A approximately $21.2 million or 3%.

North America first six months 2005 operating income increased $25.6 million or 16% versus the first six months of 2004.  The translation of a stronger Canadian dollar to a weaker U.S. dollar increased operating income approximately $1.6 million or 1%.  Gross profit increased $24.2 million or 7% from 2004 due to higher volume, improved gross margins, and the impact of exchange.  Gross margin as a percentage of sales increased 1.0 percentage points mainly due to lower product costs.  Translation of a stronger Canadian dollar increased gross profit approximately $3.4 million or 1%.   SG&A expense decreased $1.4 million or 0.8% mainly due to lower brand support spending in the U.S., offset by the impact of foreign exchange.  The impact of foreign exchange increased SG&A by approximately $1.8 million or 1%.

EMEAI first six months of 2005 operating income increased $31.3 million or 14% versus the first six months of 2004.  The translation of stronger European currencies to a weaker U.S. dollar increased operating income approximately $13.8 million or 6%.  Gross profit increased $73.5 million or 14% from 2004 due to higher volume, improved gross margins, and impact of exchange.  Gross margin as a percentage of sales increased 1.3 percentage points mainly due to improved margins in France, a result of beginning direct sales to retail customers thereby reducing distribution costs, and production sourcing efficiencies.  Translation of stronger European currencies increased gross profit approximately $30.9 million or 6%.   SG&A expense increased $42.2 million or 15% mainly due to higher selling expense in France, in support of the new direct sales operations, the impact of 2005 first quarter expense from Joyco operations, which were not included in 2004 first quarter results, and foreign exchange.  The impact of foreign exchange increased SG&A approximately $17.1 million or 6%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Asia 2005 first six months operating income increased $19.6 million or 32% versus the first six months of 2004.  The translation of a stronger New Taiwan dollar to the U.S. dollar increased operating income approximately $1.0 million or 2%.  Gross profit increased $35.1 million or 28% from 2004 due to higher volume and the impact of exchange, offset by lower gross margins.  Gross margin as a percentage of sales decreased 2.4 percentage points primarily due to unfavorable product mix in China, partially offset by lower product costs.  Translation of a stronger New Taiwan dollar increased gross profit approximately $1.7 million or 1%.   SG&A expense increased $15.5 million or 24% mainly due to higher brand support spending in China and the impact of 2005 first quarter Joyco operations, which were not included in 2004 first quarter results.  The impact of foreign exchange increased SG&A approximately $0.7 million or 1%.

Other Geographic Regions 2005 first six months operating income decreased $8.4 million or 53% versus the first six months of 2004.  The translation of a stronger Australian dollar to the U.S. dollar increased operating income approximately $0.8 million or 5%.  Gross profit decreased $4.1 million or 11% from 2004 due to lower volume and gross margins, offset by the impact of exchange.  Gross margin as a percentage of sales decreased 7.4 percentage points due to unfavorable product mix and costs related to starting up the Silao, Mexico factory.  Translation of a stronger Australian dollar to the U.S. dollar increased gross profit approximately $1.8 million or 5%.   SG&A expense increased $4.2 million or 20% mainly due to increased brand support spending in Mexico and higher administrative and information technology expense in Australia.  The impact of foreign exchange increased SG&A approximately $1.0 million or 5%.

All Other 2005 first six month operating expense increased $5.4 million or 6% compared to the first six months of 2004.  The increase is primarily due to costs associated with the shareholder approved increase in authorized shares and increased research and development expense.

Investment Income
Investment income for the first six months of 2005 was $7.8 million, up $3.1 million versus the first six months of last year.  The increase was primarily due to higher worldwide yields and cash balances.

Other Income / Expense
Other expense for the first six months of 2005 was $4.8 million, compared to other expense of  $2.7 million for the first six months of last year.   The change in 2005 was mainly due to interest expense on the credit facility used for the purchase of certain confectionery assets of Kraft Foods Global Inc., and the absence of a 2004 gain on sale of certain trademark rights.

Income Taxes
Income taxes for the first six months were $138.1 million, up $20.4 million or 17% from the first six months 2004.  Pretax earnings were $431.6 million, an increase of $63.6 million or 17%.  The consolidated effective tax rate was 32% for all time periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first six months of 2005 was $375.4 million compared with $355.3 million for the same period in 2004.  The increase is primarily due to higher net earnings. The Company had a current ratio (current assets divided by current liabilities) in excess of 2.0 at June 30, 2005 and December 31, 2004.

Additions to Property, Plant, and Equipment
Capital expenditures for the first six months of 2005 were $97.1 million compared to $80.7 million in 2004. The increase versus 2004 was due primarily to the Company’s investment in a new innovation facility located in Chicago and the new factory in Silao, Mexico.  For the full year 2005, capital expenditures are expected to be somewhat above 2004 levels and are planned to be funded from the Company’s cash flow from operations.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Borrowing Arrangements
At June 30, 2005 the Company had short-term borrowings of $1.35 billion, consisting of commercial paper borrowings in connection with its acquisition of certain confectionery assets of Kraft Foods Global, Inc.  Of this amount, the Company reclassified $1.35 billion of the commercial paper borrowings to long-term debt based upon its intent and ability to refinance these borrowings.

The fair value of the Company’s borrowings at June 30, 2005, based on current market interest rates, approximates the amount disclosed above.

On June 27, 2005, the Company entered into an agreement for a $1.5 billion 364-day credit facility maturing in June 2006.  The Company intends to use this credit facility primarily to support commercial paper borrowings. However, the Company may also draw on the facility for general corporate purposes.  This credit facility requires maintenance of certain financials conditions.  No amounts were drawn on this credit facility at June 30, 2005.

In addition, the Company maintains a $300 million unsecured line of credit, originally entered into to finance a portion of the acquisition of certain confectionery businesses of the Joyco.  During the second quarter, the Company repaid the remaining outstanding balance on the line of credit, totaling $90 million.  At June 30, 2005, there were no borrowings outstanding under this line of credit.

Subsequent Event – Issuance of Senior Notes
In July 2005, the Company issued $1.0 billion of senior notes under a $2.0 billon shelf registration filed on March 1, 2005.  The senior note offering included $500 million of five-year maturities bearing interest at a rate of 4.30% and $500 million in ten-year maturities bearing interest at a rate of 4.65%.  The net proceeds were used to repay $993.5 million of commercial paper issued on June 27, 2005 in connection with the Company’s acquisition of certain confectionery assets from Kraft Global Foods, Inc.  In conjunction with the repayment of the commercial paper, the Company terminated its $300 million line of credit and its $1.5 billion 364-day credit facility.  Upon closing these borrowing arrangements, the Company entered into an agreement for a $600 million five-year credit facility maturing in July 2010.  The Company intends to use this credit facility primarily to support the remaining commercial paper borrowings. However, the Company may also draw on the facility for general corporate purposes.  Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1 billion.  This credit facility requires maintenance of certain financial conditions.  None of the Company’s debt agreements require accelerated repayment in the event of a decrease in ratings.

Additional External Capital Resources
On March 1, 2005 the Company filed a shelf registration prospectus (Form S-3) with the SEC that would allow the Company to issue, from time to time, debt securities, which may be senior debt securities or subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts or stock purchase units.  The aggregate initial offering price of all securities sold by the Wm. Wrigley Jr. Company, under the prospectus, will not exceed $2 billion.   With the issuance of $1.0 billion of Senior Notes in July 2005, the Company has $1.0 billion remaining under the shelf registration prospectus.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2e
REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan(c)	Approximate DollarValue of Shares that May Yet Be Purchased Under the Share Repurchase Plan (d)(1)

April 1st – April 30th	—	—	—	360,343,000
May 1st – May 31st	—	—	—	360,343,000
June 1st – June 30th	—	—	—	360,343,000

(1)

Represents actual number of shares under the Board of Directors authorized and publicly announced Share  Repurchase Program resolutions of January 28, 2004, to purchase up to $100,000,000 of shares and August 18, 2004 to purchase up to $300,000,000 of shares, in the open market.  At June 30, 2005, $360,343,000 remains available for repurchase under the Program.  The Program will expire when the authorized amount is completely utilized.

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

In anticipation of issuing $1 billion of senior notes in connection with the acquisition of certain confectionery assets of Kraft Foods Global, Inc., the Company entered into various swap rate lock hedging agreements to mitigate the financial impacts of interest rate fluctuations prior to the pricing date of the senior notes.  At June 30, 2005, the aggregate notional principal amount of those agreements was $800.0 million.  The hedging agreements were designated as cash flow hedges and accordingly the change in the hedge’s fair value totaling $19.5 million was recorded in Accumulated Other Comprehensive Income.  At June 30, 2005, the Company determined that the interest rate swap agreements were highly effective in offsetting changes in the cash flows of the hedged item.  These hedging agreements matured in July 2005 and were settled for a loss of $11.4 million which will be amortized over the lives of the senior notes.

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

Item 3. (continued0

•

Governmental regulations with respect to import duties, tariffs and environmental controls, both in and outside the U.S., could negatively impact our costs and ability to compete in domestic or foreign markets.

•	To the extent we would experience any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•	Our ability to successfully integrate certain confectionery assets of Kraft Foods Global, Inc. could cause actual results to differ from anticipated results or expectations.

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

Item 4 - Controls and Procedures

(i)          Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

(ii)         Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q
PART II - OTHER INFORMATION

Item 6 – Exhibits

(a)     Exhibits reference is made to the Exhibit Index on page 24.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY

(Registrant)

By	/s/DUANE PORTWOOD.

Duane Portwood Controller Authorized Signatory and Chief Accounting Officer

Date      08/09/05

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

1.	Underwriting Agreement

1(a).

Underwriting Agreement dated July 11, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 14, 2005.

3.	Articles of Incorporation and By-laws.

(i).	Certificate of Incorporation of the Registrant.

(a.)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(a) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005;

(b.)

Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(b) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

(ii).

By-laws of the Registrant.  The Registrant’s Amended and Restated By-laws effective March 5, 2002 is incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2002.

4.	Instruments defining the rights of security holders.

4(a).	The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

4(b).

Senior Indenture, dated as of July 14, 2005, by and between Wm. Wrigley Jr. Company and J.P. Morgan Trust Company, National Association as trustee, is incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on July 14, 2005.

4(c).

Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.30% Senior Notes due 2010 is incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on July 14, 2005.

4(d).

Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.65% Senior Notes due 2015 is incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed on July 14, 2005.

4(e).	Form of Global Note representing the 4.30% Senior Notes due 2010 is incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed on July 14, 2005.

4(f).	Form of Global Note representing the 4.65% Senior Notes due 2015 is incorporated by reference to Exhibit 99.6 to the Company’s Form 8-K filed on July 14, 2005.

10.	Material Contracts

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

10(a).	Non-Employee Directors’ Death Benefit Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1994.

10(b).	Senior Executive Insurance Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(c).	Supplemental Retirement Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

10(d).

Wm. Wrigley Jr. Company 1997 Management Incentive Plan.  The Registrant’s Amended Management Incentive Plan, effective as of March 9, 2004 (“MIP”), is incorporated by reference to Exhibit 10(d) to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2004.

10(e).	Deferred Compensation Program for Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(f).	Stock Deferral Program For Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(g).	Stock Award Program under the MIP is incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(h).	Stock Option Program under the MIP is incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(i).	Executive Incentive Compensation Program under the MIP is incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(j).	Executive Incentive Compensation Deferral Program under the MIP is incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(k).	Long-term Stock Grant Program under the MIP is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 31, 2005.

10(l).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Form 10-Q filed for the quarter ended September 30, 2001.

10(m).

Asset Purchase Agreement dated November 14, 2004, between Kraft Foods Global, Inc. and Wm. Wrigley Jr. Company is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on November 18, 2004.

10(n).	Restricted Stock Program under the MIP is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 22, 2005.

10(o).

Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and Merrill Lynch Money Markets Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated, is incorporated by reference to Exhibit 99.1(a) to the Company’s Form 8-K filed on May 4, 2005.

10(p).

Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co., is incorporated by reference to Exhibit 99.1(b) to the Company’s Form 8-K filed on May 4, 2005.

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

10(q).

Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and J.P. Morgan Securities Inc. is incorporated by reference to Exhibit 99.1(c) to the Company’s Form 8-K filed on May 4, 2005.

10(r).

Issuing and Paying Agency Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and JP Morgan Chase Bank, N.A., is incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on May 4, 2005.

10(s).

Credit Agreement, dated as of July 14, 2005, among Wm. Wrigley Jr. Company, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 15, 2005.

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