Form 10-Q
period 2005-09-30
WRIGLEY WM JR CO
filed 2005-11-09
CIK 108601

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

For Quarter Ended September 30, 2005	Commission file number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue
Chicago, Illinois	60611

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)   312-644-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period That the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined under rule 12b-2 of the Securities and Exchange Act of 1934).

Yes	☒	No	☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes	☐	No	☒

191,073,436 shares of Common Stock and 33,248,876 shares of Class B Common Stock were outstanding as of October 31, 2005.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net sales	$1,062,388	916,675	3,052,962	2,686,732
Cost of sales	485,986	409,150	1,344,556	1,183,371
Restructuring charges	6,136	—	6,136	—

Gross profit	570,266	507,525	1,702,270	1,503,361
Selling, general and administrative expense	366,863	323,676	1,070,338	953,673

Operating income	203,403	183,849	631,932	549,688
Interest expense	(14,559)	(805)	(16,841)	(2,431)
Other income	1,918	1,920	7,227	5,631

Earnings before income taxes	190,762	184,964	622,318	552,888
Income taxes	61,044	59,188	199,142	176,924

Net earnings	$129,718	125,776	423,176	375,964

Net earnings per average share of common stock (basic)	$0.58	0.56	1.88	1.67

Net earnings per average share of common stock (diluted)	$0.57	0.56	1.87	1.67

Dividends declared per share of common stock	$0.28	0.235	0.84	0.705

Average number of basic shares outstanding for the period	225,042	224,471	225,019	224,651

Average number of diluted shares for the period	226,117	225,303	226,095	225,409

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

OPERATING ACTIVITIES
Net earnings	$423,176	375,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	123,493	105,368
Loss on retirements of property, plant, and equipment	5,140	8,701
(Increase) decrease in:
Accounts receivable	(105,008)	(10,095)
Inventories	(73,892)	10,850
Other current assets	(48,087)	(16,400)
Other assets and deferred charges	1,240	(3,214)
Increase (decrease) in:
Accounts payable	48,093	(9,634)
Accrued expenses	77,178	58,949
Interest payable	9,210	113
Income and other taxes payable	17,564	169
Deferred taxes	(3,886)	2,913
Other noncurrent liabilities	12,004	14,943

Net cash provided by operating activities	486,225	538,627

INVESTING ACTIVITIES
Additions to property, plant, and equipment	(160,540)	(142,220)
Proceeds from retirements of property, plant, and equipment	9,294	2,824
Acquisition, net of cash acquired	(1,474,157)	(263,189)
Purchases of short-term investments	(7,484)	(27,757)
Maturities of short-term investments	27,380	27,769

Net cash used in investing activities	(1,605,507)	(402,573)

FINANCING ACTIVITIES
Dividends paid	(178,860)	(155,068)
Common Stock purchased, net	(63,922)	(46,720)
Borrowings (repayments) under the line of credit	(90,000)	130,000
Borrowings from long-term debt, net	1,250,000	—

Net cash from financing activities	917,218	(71,788)

Effect of exchange rate changes on cash and cash equivalents	(21,397)	5,446

Net increase (decrease) in cash and cash equivalents	(223,461)	69,712
Cash and cash equivalents at beginning of period	628,553	505,217

Cash and cash equivalents at end of period	$405,092	574,929

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$214,550	184,007

Interest paid	$7,631	2,431

Interest and dividends received	$11,900	7,870

All amounts in thousands.
Notes to financial statements beginning on page 5 are an integral part of these statements

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

		(Unaudited)
(All amounts in thousands)		September 30, 2005	December 31, 2004

Current assets:
Cash and cash equivalents		$405,092	628,553
Short-term investments, at amortized cost		2,782	22,764
Accounts receivable
(less allowance for doubtful accounts;
9/30/05 - $8,635; 12/31/04 - $11,682)		439,559	356,389
Inventories -
Finished goods		224,765	135,527
Raw materials, work in process and supplies		288,217	262,580

		512,982	398,107
Other current assets		116,657	65,336
Deferred income taxes - current		28,891	34,761

Total current assets		1,505,963	1,505,910
Marketable equity securities at fair value		15,074	16,970
Deferred charges and other assets		276,464	250,158
Goodwill and other intangibles		1,516,357	210,806
Deferred income taxes - noncurrent		69,452	40,239
Property, plant, and equipment, at cost		2,243,579	2,073,487
Less accumulated depreciation		994,426	930,867

Net property, plant, and equipment		1,249,153	1,142,620

Total assets		$4,632,463	3,166,703

Current liabilities:
Line of credit		$—	90,000
Current portion of long-term debt		100,000	—
Accounts payable		256,882	216,764
Accrued expenses		385,808	271,236
Dividends payable		62,682	52,483
Interest payable		9,323	338
Income and other taxes payable		78,533	76,554
Deferred income taxes - current		8,529	10,595

Total current liabilities		901,757	717,970
Deferred income taxes - noncurrent		89,400	88,112
Other noncurrent liabilities		186,530	181,937
Long term debt		1,150,000	—
Stockholders’ equity:
Preferred stock (no par value)
Authorized -	20,000 shares; Issued - None
Common stock (no par value)
Authorized -	1,000,000 and 400,000 shares at 9/30/05 and 12/31/04, respectively
Issued -	199,154 shares at 9/30/05 198,930 shares at 12/31/04	13,270	13,254
Class B common stock (convertible)
Authorized -	300,000 and 80,000 shares at 9/30/05 and 12/31/04, respectively
Issued and outstanding - 33,287 shares at 9/30/05 33,511 shares at 12/31/04		2,226	2,242
Additional paid-in capital		34,363	17,764
Retained earnings		2,671,870	2,435,838
Common stock in treasury, at cost - (9/30/05 – 8,166 shares; 12/31/04 – 7,670 shares)		(411,097)	(346,087)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment		(13,588)	44,936
(Gain) Loss on derivative contracts		(1,014)	758
Unrealized holding gains on marketable equity securities		8,746	9,979

Total accumulated other comprehensive income (loss)		(5,856)	55,673

Total stockholders’ equity		2,304,776	2,178,684

Total liabilities & stockholders’ equity		$4,632,463	3,166,703

Notes to the financial statements begin on page 5 on these statements

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

1.

The Consolidated Statement of Earnings (Condensed) for the three month and nine month periods ended September 30, 2005 and 2004, respectively, the Consolidated Statement of Cash Flows (Condensed) for the nine month periods ended September 30, 2005 and 2004, and the Consolidated Balance Sheet (Condensed) at September 30, 2005, are unaudited.  In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2004 audited consolidated financial statements.  These condensed financial statements should be read in conjunction with the 2004 audited consolidated financial statements and related notes, which are an integral part thereof.  Certain amounts recorded in 2004 and the first six months of 2005 have been reclassified to conform to the 2005 third quarter and first nine month presentations.

2.

Conformity with generally accepted accounting principles requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses.  Actual results may vary from those estimates.

3.

As of June 26, 2005, the Company completed a transaction with Kraft Foods Global Inc., to acquire certain confectionery assets.  The transaction included the purchase of brands such as Life Savers ®, Altoids ®, and Creme Savers ® as well as other local and regional brands.  In addition, the transaction included the purchase of certain production facilities in the United States and Europe.  The purchase provides additional diversification in key categories of mints and hard and chewy candy, expands the product offering to customers worldwide, adds scale and brand depth to the innovation pipeline, and increases efficiency across the Company’s confectionery supply chain.

Cash consideration, including direct acquisition costs, totaled $1.47 billion.  The acquisition was initially funded with $1.35 billion of commercial paper negotiated in part for purposes of this transaction, with the remaining amount funded from the Company’s available cash.

The acquisition has been accounted for under SFAS No. 141, “Business Combinations,” and accordingly the purchase method has been used.  The Company has recorded a preliminary allocation of the purchase price as of the acquisition date as the process of obtaining independent valuation of assets acquired, primarily the fair value of the intangible assets, property, plant and equipment, and the remaining useful lives of these assets is not complete.  The Company is also completing its analysis of integration plans that may result in additional purchase price allocation adjustments.  The outcomes of these analyses and evaluations will result in potential adjustments to the carrying values of assets acquired and liabilities to be incurred, establishment of certain intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill.  The preliminary allocation of the purchase price included in the September 30, 2005 consolidated balance sheet is based on the estimates of management and is subject to revision based on final determination of fair values.

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

As of September 30, 2005 (amounts in thousands).

Inventory	$53,000
Net property, plant, and equipment	131,000
Other noncurrent assets	39,000
Intangibles	385,000

Total assets acquired	608,000

Accrued liabilities	16,000

Net assets acquired	$592,000

The fair value of the intangible assets on the acquisition date was estimated to be $385 million of which $10 million is for customer relationships which are subject to amortization.  The remaining $375 million is associated with brand names and is not subject to amortization.

Goodwill of approximately $881 million was recognized in connection with the acquisition, with $814 million and $67 million included in the North America and EMEAI segments, respectively.  All goodwill related to this transaction is expected to be deductible for tax purposes.

The Company plans to close the newly acquired facility in Brigend, Wales after transferring production of Altoids to North America.  The Company expects to incur severance and other cash closing costs of approximately $16 million as a result of this closure.  These costs are accounted for as part of the preliminary purchase price allocation.

4.

On April 1, 2004, the Company completed a transaction with Agrolimen, a privately-held Spanish conglomerate, to acquire certain confectionery businesses of Joyco. As of June 26, 2005, the Company completed a transaction with Kraft Foods Global, Inc., to acquire certain confectionery assets. Results of operations of the acquired businesses are included in the Company’s consolidated financial statements from their respective dates of acquisition.  The following table includes the unaudited pro forma combined net sales, earnings, and earnings per share for the three month and nine month periods ended September 30, 2004 and nine month period ended September 30, 2005, as if the Company had completed both transactions as of January 1, 2004.

In determining the unaudited pro forma amounts, income taxes, interest expense, and depreciation and amortization of assets have been adjusted to the accounting base recognized for each in recording the combinations. There were no extraordinary items or cumulative effect of accounting changes included in the pro forma results of operations.  All amounts in thousands except per share figures.

	Three Months Ended		Nine Months Ended

	9/30/2005	9/30/2004	9/30/2005	9/30/2004

Net Sales	$1,062,388	1,017,349	3,263,748	3,065,907
Net Earnings	129,718	124,076	423,092	369,293
Net Earnings Per Share
Basic	$0.58	0.55	1.88	1.64
Diluted	$0.57	0.55	1.87	1.64

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of 2004, nor are they necessarily indicative of future consolidated results.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

5.	During the second quarter, the Company announced its plans to restructure its North America production network in order to maximize supply chain efficiencies.

As a result, the Company plans to close its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, transferring production to remaining facilities.  The aggregate charges to the Company’s consolidated statement of net earnings to close and reconfigure its facilities are expected to be approximately $96.0 million on a pre-tax basis.  The restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. Of the total restructuring costs, the Company expects approximately $81.0 million to be reported in the North America segment, with the remaining amount reported in All Other.  The restructuring activities should be largely completed by the end of 2006. The following table summarizes the activity with respect to the restructuring (amounts in thousands):

	Employee Separation	Accelerated Depreciation	Closure Costs	Other Costs	Total

Total expected restructuring charge	$39,500	26,800	22,000	7,600	95,900

Accrued Balance at June 30, 2005	—	—	—	—	—
Charge to expense	2,338	3,798	—	—	6,136
Cash payments	(300)	—	—	—	(300)
Noncash utilization	—	(3,798)	—	—	(3,798)

Accrued Balance at September 30, 2005	$2,038	—	—	—	2,038

Remaining expected restructuring charge	$37,162	23,002	22,000	7,600	89,764

All charges to expense are included in the Restructuring charges line in the Statement of Consolidated Earnings.

Of the total $6.1 million charge to expense, $5.4 million was reported in the North America segment, with the remaining $0.7 million reported in All Other.

6.

On July 14, 2005, the Company issued $1.0 billion of senior notes under the shelf registration filed on March 1, 2005.  The senior note offering included $500 million of five-year maturities bearing a coupon rate of interest of 4.30% and $500 million in ten-year maturities bearing a coupon rate of interest of 4.65%.  The net proceeds were used to repay $993.5 million of the $1.35 billion of commercial paper issued on June 27, 2005 in connection with the Company’s acquisition of certain confectionery assets from Kraft Foods Global, Inc.   Concurrent with the issuance of the senior notes, swap rate lock hedging agreements were settled for a loss of $11.4 million. This loss is being amortized over the lives of the senior notes.

Also on July 14, 2005, the Company entered into an agreement for a $600 million five-year credit facility maturing in July 2010.  The Company intends to use this credit facility primarily to support the commercial paper borrowings.  However, the Company may also draw on the facility for general corporate purposes.  Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1 billion.  This credit facility requires maintenance of certain financial conditions, with which as of September 30, 2005 the Company was compliant.  As of September 30, 2005, $250 million was outstanding on the commercial paper borrowings.

On July 14, 2005, the Company terminated its $1.5 billion 364-day credit facility, which was originally entered into on June 27, 2005.  In addition, on July 14, 2005 the Company also terminated its $300 million unsecured line of credit, which was originally entered into to finance a portion of the acquisition of certain confectionery businesses of the Joyco Group (Joyco).

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

7.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law.  The Act provides for a special one-time tax deduction of certain foreign earnings that are repatriated in 2005.  The Company has completed its review of the repatriation provisions of this Act and determined that $200.0 million to $250.0 million will be repatriated during 2005.  The estimated incremental income tax associated with this repatriation is approximately $5.0 million, net of U.S. deferred taxes previously provided on some of these foreign earnings.  This incremental income tax is included in the Company’s tax provision.

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

On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the first quarter of 2006. The Company will adopt SFAS 123(R) in the first quarter of 2006.

9.

In the third quarter of 2005, the Company continued to apply Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock-based compensation plans.  APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess of the quoted market price of the stock at the date of grant over that amount an employee must pay to acquire the stock.  As the exercise price equaled the fair market value on the date of grant, no compensation expense has been recognized for the Wrigley Stock Option program.

Under current practice, the Company discloses the pro forma impact to net earnings for the fair value recognition provisions of SFAS No. 123.  Included in the pro forma table is the impact of stock options for certain non-retirement eligible employees, retirement eligible employees, and retired employees.  The Company’s practice for retirement eligible employees is identical to non-retirement eligible employees. Upon the Company’s adoption of SFAS 123(R), the practice for retirement eligible employees will change to reflect the terms of stock options granted subsequent to January 1, 2006.  For the current periods, such change in accounting for retirement eligible employees would have no material impact on pro forma results.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock compensation plans (all amounts in thousands except per share values).

		Three Months Ended		Nine Months Ended

		9/30/2005	9/30/2004	9/30/2005	9/30/2004

Net earnings as reported		$129,718	125,776	423,176	375,964
Add:	Stock-based compensation expense included in net earnings, net of tax	4,608	2,269	13,155	8,964
Deduct:	Total stock-based compensation expense determined under fair value method for all awards, net of tax	(8,668)	(6,168)	(24,424)	(19,880)

Pro forma net earnings		$125,658	121,877	411,907	365,048

Basic earnings per share
As reported		$0.58	0.56	1.88	1.67
Pro forma		$0.56	0.54	1.83	1.62
Diluted earnings per share
As reported		$0.57	0.56	1.87	1.67
Pro forma		$0.56	0.54	1.82	1.62

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

10.

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

	Third Quarter		Nine Months

	9/30/2005	9/30/2004	9/30/2005	9/30/2004

Net Earnings	$129,718	125,776	423,176	375,964
Basic Shares Outstanding	225,042	224,471	225,019	224,651
Effect of Dilutive Securities – Stock Options	1,075	832	1,076	758
Dilutive Common Stock	226,117	225,303	226,095	225,409
Net Earnings Per Share:
Basic	$0.58	0.56	1.88	1.67
Dilutive	$0.57	0.56	1.87	1.67

11.	An analysis of the cumulative foreign currency translation adjustment follows (in thousands of dollars).

	Increase / (Decrease) to Stockholders’ Equity

Third Quarter	2005	2004

Balance at July 1	$(26,190)	(52,077)
Translation adjustment for the third quarter	12,602	20,402

Balance at September 30	$(13,588)	(31,675)

	Increase / (Decrease) to Stockholders’ Equity

Nine Months	2005	2004

Balance at January 1	$44,936	(42,692)
Translation adjustment for the first nine months	(58,524)	11,017

Balance at September 30	$(13,588)	(31,675)

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

12.	An analysis of comprehensive income is provided below (in thousands of dollars).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net earnings	$129,718	125,776	423,176	375,964

Changes in other comprehensive income, before tax:
Foreign currency translation adjustments	11,459	20,460	(55,808)	11,001
Unrealized holding gains (losses) on securities	(207)	751	(1,896)	(72)
Gain (loss) on derivative contracts	23,972	3,051	(2,719)	3,807

Changes in other comprehensive income (loss), before tax	35,224	24,262	(60,423)	14,736
Changes in income tax benefit (expense) related to items of other comprehensive income	(6,374)	(1,297)	(1,106)	(1,166)

Changes in other comprehensive income (loss), net of tax	28,850	22,965	(61,529)	13,570

Total comprehensive income	$158,568	148,741	361,647	389,534

13.

The Company applies the provisions of SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, in accounting for pension and postretirement plans. The Statement requires more complete information in both annual and interim financial statements about pension and postretirement benefits as well as to increase the transparency of the financial reporting related to those plans and benefits. The following information provides the third quarter and first nine months net periodic costs for both the Company’s U.S. and Non-U.S. pension and postretirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and Non-U.S. pension and postretirement plans (in thousands of dollars).

The components of net pension costs are as follows:

	U.S. Plans Three Months Ended September 30,		Non-U.S. Plans Three Months Ended September 30,

	2005	2004	2005	2004

Service Cost	$3,100	3,400	2,600	2,100
Interest Cost	6,200	6,700	2,900	2,600
Expected Return on Plan Assets	(7,500)	(8,300)	(2,900)	(2,600)
Amortization of Unrecognized Transition Assets	—	—	(100)	—
Prior Service Costs Recognized	600	800	100	—
Recognized Net Actuarial Loss	1,100	500	600	400
Other Pension Plans	—	—	200	300

Net Pension Costs	$3,500	3,100	3,400	2,800

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)

13.	(continued)

	U.S. Plans Nine Months Ended September 30,		Non-U.S. Plans Nine Months Ended September 30,

	2005	2004	2005	2004

Service Cost	$9,500	9,900	8,100	6,500
Interest Cost	18,400	19,000	9,000	7,700
Expected Return on Plan Assets	(22,000)	(22,800)	(8,800)	(7,600)
Amortization of Unrecognized Transition Assets	—	—	(300)	(200)
Prior Service Costs Recognized	1,600	1,700	200	100
Recognized Net Actuarial Loss	3,500	2,400	1,800	1,300
Other Pension Plans	—	—	900	1,000

Net Pension Costs	$11,000	10,200	10,900	8,800

The Company disclosed in its financial statements for the year ended December 31, 2004 that it did not expect a need to fund the U.S. pension plan in 2005.  However, based on the current interest rates and the current market value of the plan assets, the Company may elect to contribute an estimated $30.0 million to $50.0 million to the U.S. pension plan in 2005. The Company previously disclosed in its notes to the financial statements for the year ended December 31, 2004 that it expected to contribute approximately $7.0 million to the Non-U.S. plans during 2005.  The 2005 total year contribution for the Non-U.S. plans is now expected to be approximately $8.0 million. As of September 30, 2005, no contributions have been made to the U.S. plan.  As of September 30, 2005, $6.2 million of contributions were made to the Non-U.S. plans.

The components of net post-retirement benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Service Cost	$400	700	1,600	1,900
Interest Cost	800	800	2,400	2,200
Expected Return on Plan Assets	(600)	(400)	(1,700)	(1,200)
Prior Service Costs Recognized	(100)	—	(200)	—
Recognized Net Actuarial Loss	300	300	900	900

Net Post-Retirement Benefit Costs	$800	1,400	3,000	3,800

The Company previously disclosed in its notes to the financial statements for the year ended December 31, 2004 that it expected to contribute $3.0 million and $0.1 million to the U.S. and Non-U.S. postretirement plans, respectively, during 2005.  The expected 2005 total year contribution for the U.S. plan has not changed.  The Company presently anticipates contributing an additional $0.4 million to fund its Non-U.S. post-retirement plan in 2005 for a total of $0.5 million. As of September 30, 2005, $2.2 million has been contributed to the U.S. postretirement plan, while no contributions have been made to the Non-U.S. postretirement plan.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 1 (Cont’d)
WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONDENSED)
(Unaudited)

14.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. Descriptions of the Company’s reportable segments are as follows:

•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

•	EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa, and India.

•	Asia – These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan, and the Philippines.

•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows (in thousands of dollars).

	Three Months Ended September 30,		Nine Months Ended September 30,

Net Sales	2005	2004	2005	2004

North America	$415,860	320,957	1,066,826	938,720
EMEAI	480,663	453,605	1,438,690	1,309,264
Asia	106,873	87,071	376,430	289,520
Other Geographic Regions	44,458	38,826	124,121	114,901
All Other	14,534	16,216	46,895	34,327

Net Sales	$1,062,388	916,675	3,052,962	2,686,732

“All Other” net sales consist primarily of sales of gumbase to third parties.

	Three Months Ended September 30,		Nine Months Ended September 30,

Operating Income	2005	2004	2005	2004

North America	$93,954	86,067	278,524	244,635
EMEAI	134,506	123,113	385,843	343,160
Asia	20,132	16,019	101,481	77,802
Other Geographic Regions	6,729	8,324	14,122	24,097
All Other	(51,918)	(49,674)	(148,038)	(140,006)

Operating Income	$203,403	183,849	631,932	549,688

“All Other” operating income includes corporate expenses such as costs related to research and development, information systems, and certain administrative functions as well as operating results from the manufacturing and sale of gumbase to third parties.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview
The Wm. Wrigley Jr. Company achieved double digit net earnings growth for the first nine months of the year. Diluted earnings per share were up 2% in the third quarter and 12% for the first nine months including a restructuring charge of $0.02 related to the announced plans to restructure the North America production network as well as the slightly dilutive impact of the Company’s acquisition of the Altoids ®, Life Savers ®, and Creme Savers ® brands (“new confectionery brands”) which closed as of June 26, 2005.

Strong volume growth of 20% in the third quarter pushed global sales over $1 billon for the second consecutive quarter. Third quarter volume growth was driven by the acquisition of the new confectionery brands as well as solid performance of the Wrigley businesses across all regions. The North America region benefited the most from the new confectionery brands, along with continued steady volume growth of the Orbit ® and Orbit White ® brands. The EMEAI (principally Europe) region experienced good volume performances in the Eastern\Central Europe geographies. The Asia region experienced strong volume growth in China. Other Geographic Regions (the Pacific and Latin America regions) experienced strong volume growth mainly due to higher shipments in Mexico.

In the third quarter 2005, currency continued to have a positive impact on net earnings and diluted earnings per share.  Translation of stronger foreign currencies to a weaker U.S. dollar, across all regions, contributed $0.02 to diluted earnings per share.

The growth in volume for the first nine months was driven by solid performances across the North America, EMEAI, and Asia regions. The recent acquisition of new confectionery brands and the Joyco acquisition, which was completed on April 1, 2004, also contributed to the first nine month overall volume performance.  In the first nine months of 2005, currency had a positive impact on net earnings and earnings per share.  Translation of stronger foreign currencies to a weaker U.S. dollar, across all regions, contributed $0.06 of the $0.20 increase to diluted earnings per share.

2005 vs. 2004 Third Quarter

Net Sales
Consolidated net sales for the third quarter were $1,062.4 million, an increase of $145.7 million or 16% versus the third quarter of 2004. Higher worldwide shipments increased net sales approximately 15%. The recent acquisition of new confectionery brands increased net sales 9%, with approximately 6% of the remaining increase due to strong volume across all regions.  Translation of stronger foreign currencies to the weaker U.S. dollar, primarily in Europe and Canada, increased net sales approximately 1%.

North America net sales in the third quarter of 2005 were $415.9 million, an increase of $94.9 million or 30% compared to the third quarter of 2004.  Higher shipment volume in the U.S. and Canada increased net sales approximately 29%. In the U.S., the volume growth was primarily driven by the newly acquired confectionery brands, which contributed 25% to the increase in net sales. The remaining volume growth, which contributed 4% to net sales, was led by the Orbit, Orbit White, and Extra ® brands in the U.S. and Excel ® and Extra brands in Canada. North America net sales increased approximately 1% as a result of translation of the stronger Canadian dollar to a weaker U.S. dollar.

EMEAI (principally Europe) net sales for the third quarter were $480.7 million, an increase of $27.1 million or 6% compared to the third quarter of 2004.  Overall shipments increased net sales approximately 4%. The increase in shipments was primarily led by Russia and Ukraine. Favorable product mix and pricing increased net sales approximately 1%. Lastly, translation of stronger currencies to a weaker U.S. dollar increased net sales approximately 1%.

Asia net sales for the third quarter were $106.9 million, an increase of $19.8 million or 23% compared to the third quarter of 2004.  Higher overall shipments increased net sales approximately 15%.  The increase in shipments was mainly due to volume growth of the Extra, Doublemint ®, and Tata ® brands in China, in addition to double digit growth in Taiwan, Hong Kong, and Vietnam.  Favorable product mix, primarily due to higher sales of Extra in China, increased net sales by 5%.  Translation of a stronger Chinese Renminbi and New Taiwan dollar to a weaker U.S. dollar increased net sales approximately 3%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Geographic Regions (the Pacific and Latin America regions) net sales for the third quarter were $44.5 million, an increase of $5.6 million or 14% versus the third quarter of 2004. Overall shipments increased net sales approximately 8%. The increase in shipments was primarily led by Mexico. Favorable product mix increased net sales by 1%. Translation of the stronger Australian dollar to a weaker U.S. dollar increased net sales approximately 5%.

Operating Income
The following table presents components of operating income as a percentage of sales.  “Other” expense reported in merchandising and promotion includes brand research spending and royalty fees paid to third parties.

	Three Months Ended September 30,

	2005	2004

Gross Profit	53.7%	55.4%
Selling, General and Administrative
Advertising	10.7%	11.3%
Merchandising and Promotion/Other	5.6%	6.0%
Selling and Other Marketing	10.1%	9.6%
General and Administrative	8.1%	8.3%

Total Selling, General and Administrative (SG&A)	34.5%	35.3%

Operating Income*	19.1%	20.1%

*May not total due to rounding

Consolidated third quarter 2005 operating income increased $19.6 million or 11% compared to the 2004 third quarter.  Across all regions, translation of foreign currency to a weaker U.S. dollar increased operating income approximately 2%. Gross profit increased $62.7 million or 12% versus 2004 due to higher volume and the impact of exchange offset by a lower gross margin. Gross margin as a percentage of net sales decreased 1.7 percentage points, compared to the third quarter of 2004. Restructuring charges decreased gross margin 0.6 percentage points. Lower margins on the newly acquired confectionery brands also contributed to the overall decrease. Translation of stronger foreign currencies increased gross profit approximately 1%. SG&A expense increased $43.2 million or 13% from 2004 mainly due to the impact of newly acquired confectionery brands, increased brand support spending in Asia, higher research and development expense, increased selling expense in EMEAI, and foreign exchange.  Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A approximately 1%.

North America third quarter 2005 operating income increased $7.9 million or 9% versus the 2004 third quarter. The translation of a stronger Canadian dollar to a weaker U.S. dollar increased operating income approximately 1%. Gross profit increased $33.4 million or 20% from 2004 mainly due to higher volume and the impact of exchange.  Gross margin as a percentage of sales decreased 4.0 percentage points. Restructuring charges decreased gross margin 1.5 percentage points. Lower margins on the newly acquired confectionery brands also contributed to the overall decrease. Translation of a stronger Canadian dollar increased gross profit approximately 1%. SG&A expense increased $25.5 million or 31% mainly due to investment in selling infrastructure and brand support related to the purchase of new confectionery brands.  The impact of foreign exchange increased SG&A approximately 1%.

EMEAI third quarter 2005 operating income increased $11.4 million or 9% versus the 2004 third quarter.  The translation of stronger currencies to a weaker U.S. dollar increased operating income approximately 1%.  Gross profit increased $14.4 million or 5% from 2004 due to higher volume and the impact of exchange, offset by a slight decrease in gross margins.  Gross margin as a percentage of sales decreased 0.4 percentage points due to geographic mix as a result of accelerated growth in certain Central and Eastern European countries with lower gross margins.  Translation of stronger currencies increased gross profit approximately 1%. SG&A expense increased $3.0 million or 2% mainly due to higher selling expense in France, in support of the new direct sales operations, and the slightly favorable impact of exchange.

Asia third quarter 2005 operating income increased $4.1 million or 26% versus the 2004 third quarter.  The translation of a stronger Chinese Renminbi and New Taiwan dollar to the U.S. dollar increased operating income approximately 4%. Gross profit increased $13.4 million or 28% from 2004 due to higher volume and the impact of exchange. Gross margin as a percentage of sales increased 2.5 percentage points mainly due to favorable product costs in China.  Translation of stronger Asian currencies increased gross profit approximately 3%. SG&A expense increased $9.3 million or 30% mainly due to higher brand support spending in China.  The impact of foreign exchange increased SG&A by approximately 2%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Other Geographic Regions (the Pacific and Latin America regions) third quarter 2005 operating income decreased $1.6 million or 19% versus the 2004 third quarter. The translation of a stronger Australian dollar to the U.S. dollar increased operating income approximately 5%.  Gross profit increased $0.1 million or 1% from 2004 due to higher volume and the impact of exchange, offset by higher product costs. Gross margins as a percentage of sales decreased 5.9 percentage points due to costs related to starting up the Silao, Mexico factory.  Translation of a stronger Australian dollar to the U.S. dollar increased gross profit by approximately 6%. SG&A expense increased $1.7 million or 16% mainly due to increased brand support spending in Mexico.  The impact of foreign exchange increased SG&A approximately 7%.

All Other third quarter 2005 operating expense increased $2.2 million or 5% compared to the third quarter of 2004.  The increase is primarily due to higher research and development expense.

Interest Expense
Interest expense for the third quarter of 2005 was $14.6 million, up $13.8 million versus the third quarter of last year.  The increase was primarily due to the Company’s issuance of long-term debt and commercial paper used to fund the acquisition of certain confectionery assets from Kraft Foods Global, Inc.

Other Income
Other income for the third quarter of 2005 and 2004 was $1.9 million.  In the 2005 third quarter, higher income from investments were offset by other non-operating items.

Income Taxes
Income taxes for the third quarter of 2005 were $61.0 million, up $1.9 million or 3% from the third quarter of 2004.  Pretax earnings were $190.8 million, an increase of $5.8 million or 3%.  The consolidated effective tax rate was 32.0% for both time periods.

2005 vs. 2004 First Nine Months

Net Sales
Consolidated net sales for the first nine months were $3,053.0 million, an increase of $366.2 million or 14% versus the first nine months of 2004.  Higher worldwide shipments increased net sales approximately 11%.  The recent acquisition of new confectionery brands increased net sales 3%.  First quarter 2005 net sales of Joyco products, which were not included in 2004 first quarter results, contributed approximately 2% of the net sales. The remaining volume growth, which was higher in Asia, EMEAI, and North America, increased net sales 6%. Translation of stronger foreign currencies, primarily in Europe, to the weaker U.S. dollar increased net sales by approximately 3%.

North America net sales for the first nine months of 2005 were $1,066.8 million, an increase of $128.1 million or 14% compared to the first nine months of 2004.  Higher shipment volume in the U.S. and Canada increased net sales by 12%. In the U.S., the volume growth was driven by the newly acquired confectionery brands, which contributed 9% to net sales. The remaining volume growth, which contributed 3% to net sales, was led by the Orbit, Orbit White, and Extra brands in the U.S. and Excel and Extra brands in Canada. Favorable product mix increased net sales by 1%. North America net sales increased approximately 1% as a result of translation of the stronger Canadian dollar to a weaker U.S. dollar.

EMEAI (principally Europe) net sales for the first nine months were $1,438.7 million, an increase of $129.4 million or 10% compared to the first nine months of 2004. Overall shipments increased net sales by 5%, including 2% from the 2005 first quarter net sales of Joyco products, which were not included in 2004 first quarter results.  The remaining 3% volume increase was led by growth in the Eastern/Central European geographies of Russia and Ukraine.  Favorable product mix increased net sales 1%.  Lastly, translation of the stronger European currencies, primarily the Euro, British pound, and Polish zloty, to a weaker U.S. dollar increased net sales approximately 4%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Asia net sales for the first nine months were $376.4 million, an increase of $86.9 million or 30% compared to the first nine months of 2004.  Overall shipments increased net sales 24%, including approximately 5% from the 2005 first quarter net sales of Joyco products, which were not included in 2004 first quarter results.  The remaining 19% volume increase was mainly due to double digit growth across most of the countries in Asia. Favorable product mix due to higher sales of Extra in China increased net sales by 4%. Translation of a stronger New Taiwan dollar to a weaker U.S. dollar increased net sales approximately 2%.

Other Geographic Regions (the Pacific and Latin America regions) net sales for the first nine months were $124.1 million, an increase of $9.2 million or 8% versus the first nine months of 2004.  Higher volume in Mexico increased net sales by 4%.  Unfavorable product mix, primarily in the Latin America region, decreased net sales by 1%. Translation of the stronger Australian dollar to a weaker U.S. dollar increased net sales approximately 5%.

Operating Income
The following table presents components of operating income as a percentage of sales.  “Other” expense reported in merchandising and promotion includes brand research spending and royalty fees paid to third parties.

	Nine Months Ended September 30,

	2005	2004

Gross Profit	55.8%	56.0%
Selling, General and Administrative
Advertising	11.2%	12.2%
Merchandising and Promotion/Other	5.6%	5.7%
Selling and Other Marketing	10.1%	9.4%
General and Administrative	8.1%	8.2%

Total Selling, General and Administrative (SG&A)	35.1%	35.5%

Operating Income*	20.7%	20.5%

*May not total due to rounding

Consolidated first nine months 2005 operating income increased $82.2 million or 15% compared to the first nine months of 2004.  Across all regions, translation of foreign currency to a weaker U.S. dollar increased operating income approximately 4%. Gross profit increased $198.9 million or 13% versus 2004 due to higher volume and the impact of exchange.  Gross margin as a percentage of net sales decreased 0.2 percentage points, compared to the first nine months of 2004. Restructuring charges decreased gross margin 0.2 percentage points. Lower margins on the newly acquired confectionery brands were offset by lower product cost. Translation of stronger foreign currencies increased gross profit approximately 3%. SG&A expense increased $116.7 million or 12% from 2004 mainly due to the newly acquired confectionery brands, higher selling expense in the EMEAI region, increased brand support spending in Asia, and foreign exchange.  Translation of stronger foreign currencies to a weaker U.S. dollar increased SG&A approximately 3%.

North America first nine months 2005 operating income increased $33.9 million or 14% versus the first nine months of 2004.  The translation of a stronger Canadian dollar to a weaker U.S. dollar increased operating income approximately 1%. Gross profit increased $57.6 million or 11% from 2004 due to higher volume and the impact of exchange offset by lower gross margins. Gross margin as a percentage of sales decreased 1.0 percentage point. Restructuring charges decreased gross margin 0.6 percentage points. Lower margins on the newly acquired confectionery brands also contributed to the overall decrease. Translation of a stronger Canadian dollar increased gross profit approximately 1%. SG&A expense increased $23.7 million or 9% mainly due to investment in selling infrastructure and brand support related to the purchase of new confectionery brands.  The impact of foreign exchange increased SG&A by approximately 1%.

EMEAI first nine months 2005 operating income increased $42.7 million or 12% versus the first nine months of 2004.  The translation of stronger European currencies to a weaker U.S. dollar increased operating income approximately 5%. Gross profit increased $87.9 million or 11% from 2004 due to higher volume, improved gross margin, and the impact of exchange.  Gross margin as a percentage of sales increased 0.7 percentage points mainly due to improved margins in France, a result of beginning direct sales to retail customers thereby reducing distribution costs.  Translation of stronger European currencies increased gross profit approximately 4%. SG&A expense increased $45.2 million or 10% mainly due to higher selling expense in France, in support of the new direct sales operations, the impact of 2005 first quarter expense from Joyco operations, which were not included in 2004 first quarter results, and foreign exchange.  The impact of foreign exchange increased SG&A approximately 4%.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Asia 2005 first nine months operating income increased $23.7 million or 30% versus the first nine months of 2004.  The translation of stronger currencies to the U.S. dollar increased operating income approximately 2%. Gross profit increased $48.5 million or 28% from 2004 due to higher volume and the impact of exchange, offset by lower gross margins. Gross margin as a percentage of sales decreased 0.9 percentage points primarily due to unfavorable product mix in China, partially offset by lower product costs.  Translation of a stronger New Taiwan dollar increased gross profit approximately 2%. SG&A expense increased $24.8 million or 26% mainly due to higher brand support spending in China and the impact of 2005 first quarter Joyco operations, which were not included in 2004 first quarter results.  The impact of foreign exchange increased SG&A approximately 1%.

Other Geographic Regions (the Pacific and Latin America regions) 2005 first nine months operating income decreased $9.9 million or 41% versus the first nine months of 2004.  The translation of a stronger Australian dollar to the U.S. dollar increased operating income approximately 5%. Gross profit decreased $4.0 million or 7% from 2004 due to unfavorable product mix, primarily in the Latin America region, offset by the favorable impact of exchange.  Gross margin as a percentage of sales decreased 6.8 percentage points due to unfavorable product mix and costs related to starting up the Silao, Mexico factory.  Translation of a stronger Australian dollar to the U.S. dollar increased gross profit approximately 5%.  SG&A expense increased $5.9 million or 19% mainly due to increased brand support spending in Mexico. The impact of foreign exchange increased SG&A approximately 5%.

All Other 2005 first nine month operating expense increased $8.0 million or 6% compared to the first nine months of 2004.  The increase is primarily due to increased research and development spending as well as costs associated with the shareholder approved increase in authorized shares.

Interest Expense
Interest expense for the first nine months of 2005 was $16.8 million, up $14.4 million versus the first nine months of last year. The increase was primarily due to the Company’s issuance of long-term debt and commercial paper used to fund the acquisition of certain confectionery assets from Kraft Foods Global, Inc.

Other Income
Other income for the first nine months of 2005 was $7.2 million, compared to other income of $5.6 million for the first nine months of last year. The change in 2005 was mainly due to higher income from investments partially offset by the absence of a 2004 gain on sale of certain trademark rights.

Income Taxes
Income taxes for the first nine months of 2005 were $199.1 million, up $22.2 million or 13% from the first nine months of 2004. Pretax earnings were $622.3 million, an increase of $69.4 million or 13%.  The consolidated effective tax rate was 32% for both time periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first nine months of 2005 was $486.2 million compared with $538.6 million for the same period in 2004.  The decrease is primarily due to increased working capital investment. The Company had a current ratio (current assets divided by current liabilities) in excess of 1.6 at September 30, 2005 and in excess of 2.0 at December 31, 2004.

Additions to Property, Plant, and Equipment
Capital expenditures for the first nine months of 2005 were $160.5 million compared to $142.2 million in 2004. The increase versus 2004 was due primarily to the Company’s investment in a new innovation facility located in Chicago and the new factory in Silao, Mexico.  For the full year 2005, capital expenditures are expected to be somewhat above 2004 levels and are planned to be funded from the Company’s cash flow from operations.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2 (Cont’d)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Borrowing Arrangements
On July 14, 2005, the Company issued $1.0 billion of senior notes under the shelf registration filed on March 1, 2005.  The senior note offering included $500 million of five-year maturities bearing a coupon rate of interest of 4.30% and $500 million in ten-year maturities bearing a coupon rate of interest of 4.65%.  The net proceeds were used to repay $993.5 million of the $1.35 billion of commercial paper issued on June 27, 2005 in connection with the Company’s acquisition of certain confectionery assets from Kraft Foods Global, Inc.

Also on July 14, 2005, the Company entered into an agreement for a $600 million five-year credit facility maturing in July 2010.  The Company intends to use this credit facility primarily to support the commercial paper borrowings.  However, the Company may also draw on the facility for general corporate purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1 billion.  This credit facility requires maintenance of certain financial conditions, with which as of September 30, 2005 the Company was compliant.  As of September 30, 2005, $250 million was outstanding on the commercial paper borrowings, of which $100 million may be paid within the next twelve months.

Additional External Capital Resources
On March 1, 2005, the Company filed a shelf registration prospectus (Form S-3) with the SEC that would allow the Company to issue, from time to time, debt securities, which may be senior debt securities or subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts or stock purchase units.  The aggregate initial offering price of all securities sold by the Wm. Wrigley Jr. Company, under the prospectus, shall not exceed $2 billion. With the issuance of $1.0 billion of senior notes in July 2005, the Company has $1.0 billion remaining under the shelf registration prospectus.

FORM 10-Q
PART I – FINANCIAL INFORMATION – ITEM 2e

REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(1)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Plan (d)

July 1st – July 31st	663,000	68.18	663,000	315,133,000
August 1st – August 31st	—	—	—	315,133,000
September 1st – September 30th	1,109,000	69.01	1,109,000	238,577,000

(1)

Represents actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of January 28, 2004, to purchase up to $100,000,000 of shares and August 18, 2004 to purchase up to $300,000,000 of shares, in the open market.  At September 30, 2005, $238,577,000 remains available for repurchase under the Program.  The Program will expire when the authorized amount is completely utilized.

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

Item 3. (continued)

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

Item 4 - Controls and Procedures

(i)          Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

(ii)         Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-Q
PART II - OTHER INFORMATION

Item 6 – Exhibits

(a)     Exhibits reference is made to the Exhibit Index on page 24.

FORM 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY

(Registrant)

	By	/s/ Duane Portwood.

Duane Portwood
Controller
Authorized Signatory and Chief Accounting Officer

Date 11/09/05

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

10(e).	Deferred Compensation Program for Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(f).	Stock Deferral Program For Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(g).	Stock Award Program under the MIP, as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on October 28, 2005.

10(h).	Stock Option Program under the MIP is incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(i).	Executive Incentive Compensation Program under the MIP is incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(j).	Executive Compensation Deferral Program under the MIP, as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on October 28, 2005.

10(k).	Long-term Stock Grant Program under the MIP, as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 28, 2005.

10(l).	Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Form 10-Q filed for the quarter ended September 30, 2001.

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