Form 10-K
period 2005-12-31
WRIGLEY WM JR CO
filed 2006-02-16
CIK 108601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1988190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including Area Code:	(312) 644-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Class B Common Stock, no par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to  Section 13 or 15(d) of the Securities Exchange Act.

Yes ☐	No ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

     As of June 30, 2005, there were outstanding 191,866,690 of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on June 30, 2005) held by non-affiliates was approximately $10,185,461,075. As of June 30, 2005, there were outstanding 33,370,274 shares of Class B Common Stock, no par value. Class B Common Stock carries 10 votes per share, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2005 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $10,755,525,252. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

     As of February 6, 2006 there were outstanding 188,657,249 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on February 6, 2006) held by non-affiliates was approximately $10,096,009,856. As of February 6, 2006, there were outstanding 33,165,293 shares of Class B Common Stock, no par value. Class B Common Stock carries ten votes, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on February 6, 2006 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $10,618,543,918. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement, dated February 16, 2006, for the April 4, 2006 Annual Meeting of Stockholders (the “Company’s Proxy Statement”), and Annual Report to Stockholders for the fiscal year ended December 31, 2005 (the “Company’s 2005 Annual Report”), are incorporated by reference into portions of Parts I, II, III and IV of this Report.

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

     The Company recently diversified its business within the broader confectionery category. To this end, the Company, in 2004, acquired certain confectionery businesses of the Joyco Group from Agrolimen  - a privately-held Spanish conglomerate. This acquisition is strengthening the Company’s operations in key geographies including Spain, India and China through a broader confectionery brand portfolio, access to additional distribution channels and enhanced manufacturing capabilities. In 2005, the Company completed its acquisition of certain non-chocolate confectionery assets from Kraft Foods Global, Inc. Additional information relating to the acquisition of certain confectionery businesses of the Joyco Group, and certain non-chocolate confectionery assets from Kraft Foods Global, Inc., is set forth on pages  48 and 49 of the Company’s 2005 Annual Report under the caption “acquisitions” and is incorporated herein by reference.

     In 2005, the Company issued senior unsecured notes and commercial paper in order to facilitate the acquisition of certain non-chocolate confectionery assets from Kraft Foods Global, Inc.   Additional information regarding the Company’s debt in this regard is set forth on page 46 of the Company’s Annual Report under the caption “Long-term Debt” and is incorporated herein by reference.

     In 2005, the Company announced plans to restructure its North American production network in order to maximize supply chain efficiencies.  As a result, the Company plans to close its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, transferring production to remaining facilities.  Additional information regarding the Company’s restructuring plans is set forth on page 50 of the Company’s Annual Report under the caption “restructuring” and is incorporated herein by reference.

     (2) Not applicable.

(b) Financial Information About Industry Segments.

     The Company’s principal business is manufacturing and marketing chewing gum and other confectionery products worldwide. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets. Financial information on segments, as defined under U.S. generally accepted accounting principles, is set forth on pages 58 and 59 of the Company’s 2005 Annual Report under the caption “segment information”, which information is incorporated herein by reference.

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

      Information concerning the Company’s current and new products for the year ended December 31, 2005 is hereby incorporated by reference from the inside back cover of the Company’s 2005 Annual Report.

     In 2005, the Company’s ten largest revenue producing countries outside of the United States were, in alphabetical order: Australia, Canada, China, France, Germany, Poland, Russia, Spain, Taiwan and the United Kingdom.

     Chewing gum and other confectionery products are manufactured in four factories in the United States and sixteen factories in other countries. Two domestic wholly-owned associated companies, L.A. Dreyfus Company and Northwestern Flavors, LLC, manufacture products, gum base and mint oil, respectively, other than chewing gum or confectionery products. In addition, four foreign facilities also manufacture gum base for the Company’s international production facilities and for third party gum product manufacturers.

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

     (iii) Patents and trademarks. The Company holds numerous patents and patent applications relating to packaging, manufacturing processes and product formulas. Approximately sixty patents relating to packaging, chewing gum confection processing, product formula and sweetener encapsulation, primarily for sugar-free gum and continuous chewing gum manufacturing, are deemed of material importance to the Company. Most of these patents expire in the countries in which they are registered at various times through the year 2021.

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

     (vi) Customers. The Company’s products are distributed through more than 1,600 direct customers throughout the United States alone. No single domestic or foreign customer accounts for as much as 10% of consolidated revenues.

     (vii) Orders. It is typical for the general customer of the wholesale trade to purchase chewing gum and other confectionery requirements at intervals of approximately ten days to two weeks to assure fresh stocks and good turnover.

     (viii) Government business. The Company has no material portion of its business, which may be subject to renegotiation of profits or termination of contracts at the election of the Government.

     (ix) Competitive conditions.

   The confectionery business is an intensely competitive one in the United States and in most international marketplaces as all of the Company’s brands compete for retail shelf space with other advertised and branded products. The Company competes in over 180 countries and territories. In most marketplaces, there are two or three major competitors and generally half a dozen or more other companies competing for a share of the confectionery business. In the chewing gum category, the Company is a worldwide leader, accounting for approximately 63% of the total chewing gum product unit sales sold in the United States alone, according to outside sources (i.e., Nielsen, IRI). The Company competes primarily with Cadbury Adams (a division of Cadbury Schweppes) in the chewing gum category and with Cadbury Adams, Masterfoods and Hershey, in other non-chocolate categories, mainly hard and chewy candy including mints.

     The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques have all added additional variables for companies in the confectionery industry to consider in order to remain competitive. In all areas in which the Company distributes its products, principal elements of competition are a combination of competitive profit margins to the trade, level of product quality, brand recognition, product benefit and a fair consumer price. Positive factors pertaining to the Company’s competitive position include well-recognized brands, strong brand management, varied product offerings, product innovation, and a strong distribution network.

     (x) Research and development. The Company has for many years maintained an active in-house research and development program, and has also contracted outside services for developing and improving Wrigley products, machinery and operations. Information relating to the cost incurred by the Company for research and development in each of the last three fiscal years is set forth on page 43 of the Company’s 2005 Annual Report under the caption “Research and Development” and is incorporated herein by reference.

     (xi) Compliance with environmental laws. Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of the Company.

     (xii) Employees. As of December 31, 2005, the Company employed approximately 14,300 persons worldwide.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

     Information concerning the Company’s operations in different geographic areas for the years ended December 31, 2005, 2004, and 2003 is hereby incorporated by reference from the Company’s 2005 Annual Report on pages 58 and 59 , under the caption “segment information,” and on pages 20 through 23 under the caption “Results of Operations.”

(e) Available Information.

     Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available in print, free of charge, to any stockholder who request them, or at the Company’s internet website at www.wrigley.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

     In addition, information regarding the Company’s corporate governance guidelines (Principles of Corporate Governance) and code of ethics (Code of Business Conduct), and the charters of the Company’s Audit, Compensation and Corporate Governance Committees, are available free of charge also on the above-mentioned Company’s website or in print to any shareholder who request them.

Item 1A. Risk Factors.

Significant factors that could impact the Company’s business operations include, without limitation, the following:

•

Availability or retention of retail space - In those countries where we maintain market leadership in the chewing gum segment, our ability to retain preferred retail space allocation will impact results, and if we are not able to retain this allocation, our results could be negatively impacted.

•	Availability of raw materials - Failure to maintain the availability, pricing and sourcing of raw materials could negatively impact results.

•

Changes in demography and consumer  preferences - We market our products to different segments of the population.  Failure to adequately anticipate and react to changing demographics and product preferences could negatively impact results.

•

Changes in foreign currency and markets conditions - Both manufacturing and sales of a significant portion of our products are outside the United States and could be negatively impacted by volatile foreign currencies and geographies.

•

Changes in product performance and competition - We compete worldwide with other well-established manufacturers of confectionery products, including chewing gum.  Our results may be negatively impacted by a failure of new or existing products to be favorably received, by ineffective advertising, or by failure to sufficiently counter aggressive competitive actions.

•

Underutilization of or inadequate manufacturing capacity - Underutilization of or inadequate manufacturing capacity due to unanticipated movements in consumer demands could negatively impact manufacturing efficiencies and costs.

•	Discounting and other competitive actions - Discounting and other competitive actions may make it more difficult for us to maintain our operating margins.

•

Governmental regulations - Governmental regulations with respect to import duties, tariffs, taxes and environmental controls, both in and outside the U.S., could negatively impact our costs and ability to compete in domestic or foreign marketplaces.

•	Labor stoppages - To the extent we could experience any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•

Outcome of integrating Kraft assets acquired - Our ability to successfully integrate certain confectionery assets of Kraft Foods Global, Inc. could cause actual results to differ from anticipated results or expectations of the Company’s business.

•

Political, economic and social instability While the countries in which we operate tend to be politically, socially and economically stable, to the extent there is political or social unrest, civil war, terrorism or significant economic instability, the results of our business in such countries could be negatively impacted.

Additional significant factors that may affect the Company’s operations, performance, development business results include the risks and uncertainties listed from time to time in the Company’s filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

The factors identified above are believed to be significant factors, but not necessarily all of the significant factors, that could impact the Company’s business.  Unpredictable or unknown factors could also have material effects on us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

     The information below relates to the principal properties of the Company, which are primarily devoted to confectionery production or raw materials processing. The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company’s business. All properties are owned by the Company unless otherwise indicated.

PROPERTY AND LOCATION	TYPES OF PRODUCT

FACTORIES

North America Region
Chicago, Illinois	Gum
Gainesville, Georgia	Gum
Yorkville, Illinois	Gum and Candy
Chattanooga, Tennessee	Candy

Don Mills, Ontario, Canada	Gum
West Chicago, Illinois	Raw materials – flavors
Edison, New Jersey	Raw materials - gum base

EMEAI Region

Plymouth, England	Gum
Bridgend, Wales	Candy
Biesheim, France	Gum, candy and raw materials – gum base
Poznan, Poland	Gum and candy
St. Petersburg, Russia	Gum and candy
Bangalore, India	Gum
Baddi, India	Gum and candy
Nairobi, Kenya	Gum
Tarazona, Spain (a)	Gum and candy
Santiga, Spain (b)	Raw material - gum base

Asia Region
Guangzhou, China, P.R.C. (c)	Gum
Panyu, China (c)	Gum and candy
Antipolo, Philippines	Gum
Taipei, Taiwan, R.O.C.	Gum
Shanghai, China (c)	Raw materials - gum base
Wuzhou, China (c)	Raw materials - gum base

Pacific Region

Asquith, N.S.W., Australia	Gum

Latin America Region

Silao, Mexico	Gum

OFFICE BUILDINGS

Wrigley Building, Chicago, Illinois (d)
EMEAI Regional Offices, Unterhaching, Germany (d)

RESEARCH AND DEVELOPMENT CENTER/OFFICE

Global Innovation Center, Chicago, Illinois (e)

(a)	Includes an 8,000 square foot leased warehouse facility.

(b)	Includes a 3,635 square foot leased warehouse facility.

(c)	In China, the Company has a 50-year lease on each of the four factories with the relevant Chinese economic technological development authorities, with expiration dates as follows:

	(i)	Guangzhou - November 14, 2039;

	(ii)	Panyu - July 6, 2050;

	(iii)	Shanghai - November 20, 2051; and

	(iv)	Wuzhou - September 27, 2051.

(d)

These buildings are the Company’s principal non-manufacturing properties. The Wrigley Building houses the offices of the Company’s corporate headquarters and U.S. operations.  The EMEAI (Europe, Middle East, Africa and India) Regional Offices in Unterhaching, Germany, houses the regional sales and administrative offices for the Company’s EMEAI region and German operations.

(e)	This building, which was commissioned for business on April 25, 2005, houses the Company’s principal research and development activities, consisting of laboratories, offices, and infrastructure.

     In the case of each factory listed above, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Registrant.

     All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors following the Annual Meeting of Stockholders. The positions and ages listed below are as of December 31, 2005. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

Name and Age	Position(s) with Registrant	Effective Date(s)

William Wrigley, Jr., 42	Chairman of the Board, President and Chief Executive Officer	since 2004
	President and Chief Executive Officer	1999-2003
	Vice President	1992-1999
	Vice President & Assistant to the President	1991-1992
	Assistant to the President	1985-1991

John Adams, 59 (a)	Vice President, Manufacturing – International	since 2005

Donald E. Balster, 61	Vice President - Manufacturing	since 2005
	Vice President - Worldwide Manufacturing	1999-2005
	Vice President - Production	1994-1999
	Senior Director - U.S. Production	1991-1994

Frank Birkel, 42 (b)	Vice President and Managing Director - West Europe	since 2005

Vincent C. Bonica, 60	Vice President - Worldwide Gum Base Operations	since 2004
	Vice President - Organizational Development	2001-2004
	President, L.A. Dreyfus, Inc.	1991-2000
	Various executive and management positions within the L.A. Dreyfus, Inc. organization	1970-1991

A. Rory Finlay, 44	General Manager - New Confectionery Brands	since 2005
	Senior Director - Global Branding	2001-2004
	Senior Director - Consumer Marketing	2000-2001

Reuben Gamoran, 45	Vice President and Chief Financial Officer	since 2004
	Vice President and Controller	2001-2003
	Controller	1999-2001
	Controller-International	1996-1999

Peter Hempstead, 54	Senior Vice President - Worldwide Strategy & New Business	since 2004
	Senior Vice President - International	1999-2003

Donagh Herlihy, 42	Vice President - Chief Information Officer	since 2000

Philip C. Johnson, 60	Vice President - People, Learning & Development	since 2003
	Senior Director, Benefits & Compensation	1995-2003
	Assistant Vice President-Personnel	1991-1995

Shaun Kim, 62	Retired	since 2006
	Vice President - Worldwide Engineering	1999 - 2005
	Vice President - Engineering	1994-1999
	Senior Director - Engineering	1988-1994

Surinder Kumar, 61 (c)	Senior Vice President & Chief Innovation Officer	since 2003
	Chief Innovation Officer	2001-2003

Name and Age	Position(s) with Registrant	Effective Date(s)

Howard Malovany, 55	Vice President, Secretary and General Counsel	since 2001
	Secretary and General Counsel	1998-2001
	Assistant Secretary & Senior Counsel	1996-1998

Patrick Mitchell, 50 (d)	Vice President - Worldwide Procurement	since 2002

Jon Orving, 56	Vice President - Nordic	since 2005
	Vice President - International & Managing Director - North Region	2001-2005
	Vice President - International	1993-2001
	Managing Director, Wrigley Scandinavia AB, Sweden	1983-1993

Dushan Petrovich, 52	Senior Vice President & Chief Administrative Officer	since 2004
	Senior Vice President - People, Learning and Development	2002-2003
	Vice President - People, Learning and Development	2001-2002
	Vice President	2000-2001
	Vice President - Organizational Development	1999-2000
	Vice President - Controller	1996-1999
	Vice President - Treasurer	1993-1996
	Treasurer	1992

Stefan Pfander, 62	Retired	since 2006
	Vice President and Chairman - Europe	2004-2005
	Vice President - International & Managing Director - EMEAI	2003
	Vice President - International & Managing Director - Europe	1996-2003
	Vice President - International	1992-1996
	Co-Managing Director of Wrigley GmbH, Munich, Germany	1981-1992

Alan J. Schneider, 60	Vice President and Treasurer	since 2001
	Treasurer	1996-2001

Ralph P. Scozzafava, 47 (e)	Vice President & Managing Director - North America/Pacific	since 2004
	Vice President - General Manager – U.S.	2002-2003
	Vice President - U.S. Sales and Customer Marketing	2001-2002

Michael F. Wong, 52	Vice President and Managing Director - Asia	since 2005
	Vice President - International & Managing	2000-2005
	Director - Asia	1998-2000
Regional Managing Director - North Asia

Darrell R. Splithoff, 56	Senior Vice President - Worldwide Supply Chain	since 2004
	Senior Vice President - Supply Chain & Corporate Development	2001-2003
	Vice President - Supply Chain & Corporate Development	2000-2001

Ronald V. Waters, 53	Chief Operating Officer	since 2004
	Senior Vice President & Chief Financial Officer	1999-2003

Igor Saveliev, 44 (f)	Vice President and Managing Director – East and Central Europe	since 2005

Denis Schrey, 42(g)	Vice President and Managing Director - North Europe	since 2005

Tawfik Sharkasi, 55 (h)	Vice President - Research & Development	since 2005

Samson Suen, 56 (i)	Vice President and Managing Director - China	since 2005

(a)

Mr. Adams was elected Vice President, Manufacturing - International in 2005.  Mr. Adams joined the Company in 1999 as Senior Director, Manufacturing Operations in the Europe, Middle East and Africa (EMEAI), with responsibility for all regional factories, and in 2001, served as Senior Director, Supply Chain, with responsibilities for supply chain operations within the Company’s manufacturing organizations.  Prior to joining the Company, Mr. Adams was employed by Diageo from 1995 to 1999, most recently as Senior Vice President, Operations - North America.

(b)

Mr. Birkel was elected Vice President and Managing Director - West Europe in 2005.  Mr. Birkel joined the Company in 2001 as Managing Director - Germany, with responsibility for the Company’s commercial business within Germany. Until his present position, Mr. Birkel served the Company as Regional Vice President - West Europe between 2004 and 2005.  Prior to joining the Company, he was employed by Procter & Gamble from 1992 to 2001, most recently as Marketing Director, Laundry & Cleaning for several European countries.

(c)

Dr. Kumar joined the Company in 2001 as Chief Innovation Officer, and in 2003 was elected Senior Vice President & Chief Innovation Officer with responsibility for worldwide research and development, product and technical development, quality assurance, and regulatory affairs.  Before joining the Company, from 1998-2000, Dr. Kumar was Senior Vice President, Research and Development for Bristol Myers Squibb, and from 1995-1998, Dr. Kumar held the position of Senior Vice President, Research and Development/Quality for Pepsi Company Restaurants International.

(d)

Mr. Mitchell joined the Company in 2002 as Vice President – Procurement with responsibility for the Company’s global procurement activities.  Before joining the Company, from 1992 through 2002, he held various positions with the Kellogg Company, most recently as Vice President-Global Procurement.

(e)

Mr. Scozzafava was elected Vice President and Managing Director – North America/Pacific effective January 1, 2004, heading up the Company’s new North America Group and the Pacific Region.  Mr. Scozzafava joined the Company in 2000 as Vice President – Sales and Customer Marketing and, in 2002, took the position of Vice President – General Manager - U.S. with responsibility for the sales, marketing, finance and people, learning and development functions for the Company’s U.S. business.  Mr. Scozzafava held various executive positions with the Campbell’s Soup Company for five years prior to joining the Company.

(f)

Mr. Saveliev was elected Vice President and Managing Director – East and Central Europe in 2005.  Mr. Saveliev joined the Company in 1995 as General Manager - Russia, with responsibility for improving the Company’s commercial business in Russia. Until his present position, Mr. Saveliev served the Company as General Manager – EMEAI East (between 2000 and 2004) and Regional Vice President – East and Central Europe (between 2004-2005).  Prior to joining the Company, he was employed by Nabisco (1995) and Coca-Cola (1994).

(g)

Mr. Schrey was elected Vice President and Managing Director - North Europe in 2005.  Mr. Schrey joined the Company in 2001 as Director, Business Development - International, with responsibility for expanding sales to global customers. Until his present position, Mr. Schrey served the Company as Regional Managing Director - Pacific (between 2003 and 2004) and Regional Vice President – North Europe (between 2004 and 2005).  Prior to joining the Company, he was employed by Procter & Gamble from 1989 to 2001, most recently as Associate Director for Germany, Austria and Switzerland.

(h)

Dr. Sharkasi was elected Vice President - Research & Development in 2005.  Dr. Sharkasi joined the Company in 2004 as Vice President - Research & Development, Gum, with primary responsibility for gum development.  Prior to joining the Company, he was employed by Nestle from 1994 to 2004, most recently as Director of Research & Development – Ice Cream.

(i)

Mr. Suen was elected Vice President and Managing Director - China in 2005.  Mr. Suen joined the Company in 1979 as Marketing Manager - Hong Kong, became Managing Director - Hong Kong later that year, and leading up to his present position, Mr. Suen held various senior management positions in the Company’s subsidiaries in Hong Kong, Indonesia, Taiwan and, most recently, as General Manager of Wrigley China.

PART II

Item 5. Market for Registrant’s Common Stock, Dividend and Stockholder Information.

     (a) (i) Market Information.

     As of December 31, 2005, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is, at all times, convertible on a share-for-share basis into shares of Common Stock.

     (ii) Holders.

     As of December 31, 2005, there were 40,545 stockholders of record holding Common Stock and 2,658 stockholders of record holding Class B Common Stock.

     (iii) Dividends.

     Dividends, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange and dividends declared per share on a quarterly basis for both classes of stock for the two-year period ended December 31, 2005 is set forth in the Company’s 2005 Annual Report on page 31 under the captions “Market Prices” and “Dividends” and is incorporated herein by reference.

     (iv) Securities Authorized for Issuance Under Equity Compensation Plans.

     The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2005, under which the equity securities of the Company were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	9,772,525		$58.76	5,904,397
Equity compensation plans not approved by security holders	— 0 —		— 0 —	— 0 —
Total	9,772,525	$		5,904,397

(1)

Includes shares and share units of Common Stock of the Company authorized for awards under the various programs of the Company’s 1997 Management Incentive Plan (“MIP”), as amended. Descriptions of the various programs under the MIP are, with respect to the Directors, set forth on pages 14 and 16 of the Company’s Proxy Statement, under the caption “Compensation of Directors” and, with respect to executive officers, set forth on pages 48-52 of the Company’s Proxy Statement beginning with the caption “Management Incentive Plan”, which descriptions are incorporated herein by reference. No specific amount of shares has been dedicated to any particular program within the MIP. In the aggregate, 20,000,000 shares are authorized for the MIP.

     Shares awarded under all above plans may be newly issued, from the Company’s treasury or acquired in the open market.

(b) Not applicable

c) Repurchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan (i) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Programs

October 1st – October 31st	—	—	—	238,577,000
November 1st – November 30th	103,000	68.92	103,000	231,513,000
December 1st – December 31st	1,507,000	68.19	1,507,000	128,733,000

(i) Represents actual number of shares purchased under the Board of Directors’ authorized and publicly announced Share Repurchase Program resolution of August 18, 2004, to purchase up to $300,000,000 of shares, in the open market. At December 31, 2005, $128,733,000 remains available for repurchase under the Programs. The Programs will expire when the authorized amounts are completely utilized.

Item 6. Selected Financial Data.

     An eleven-year summary of selected financial data for the Company is set forth in the Company’s 2005 Annual Report under the following captions and page numbers: ”Operating Data” and “Other Financial Data” on pages 32 and 33 and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources and the accompanying forward looking and cautionary statements, is set forth in the Company’s 2005 Annual Report on pages 19 through 29 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Disclosure about market risk is set forth on pages 27 and 28 of the Company’s 2005 Annual Report under the heading “Market Risk” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The Company’s audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the reports of management and the independent registered public accounting firm, at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, are set forth in the Company’s 2005 Annual Report on pages 34 through 59, and selected unaudited quarterly data-consolidated results for the years ended December 31, 2005 and 2004 are set forth in the Company’s 2005 Annual Report on page 30 under the caption “Quarterly Data”, and all such pages are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     (i) Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

     (ii) Internal Control Over Financial Reporting.

          (a) Management’s annual report on internal control over financial reporting.

     The Company’s management report on internal control over financial reporting is set forth in the Company’s 2005 Annual Report on page 34 and is incorporated herein by reference.

          (b) Attestation report of the registered public accounting firm.

          The report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth in the Company’s 2005 Annual Report on page 35 and is incorporated herein by reference.

          (c) Changes in internal control over financial reporting.

          There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and nominees for directorship is set forth in the Company’s Proxy Statement on pages 5 through 8 under the caption “Election of Class I Directors” and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof.

Item 11. Executive Compensation.

     Information regarding the compensation of directors and executive officers is set forth in the Company’s Proxy Statement on pages 14 through 16, and 47 through 58 under the general captions “Compensation of Directors” and “Executive Compensation,” respectively, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company’s Proxy Statement on pages 17 through 19 under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships is hereby incorporated by reference from the Company’s Proxy Statement on pages 18 and 19 under the heading “Security Ownership of Certain Beneficial Owners.”

Item 14. Principal Accountant Fees and Services.

     Information regarding principal accountant fees and services is incorporated by reference from the Company’s Proxy Statement on page 60 under the heading “Service Fees Paid to the Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and  Financial Statement Schedules.

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

Date: February 16, 2006	WM. WRIGLEY JR. COMPANY
(Registrant)

	By:	/s/ RONALD V. WATERS

Ronald V. Waters
Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, JR.	Chairman of the Board, President and Chief Executive Officer

William Wrigley, Jr.

/s/ RONALD V. WATERS	Chief Operating Officer

Ronald V. Waters

/s/ REUBEN GAMORAN	Vice President and Chief Financial Officer

Reuben Gamoran

/s/ DUANE PORTWOOD	Controller

Duane Portwood

*	Director

John F. Bard

*	Director

Howard B. Bernick

*	Director

Thomas A. Knowlton

*	Director

John Rau

*	Director

Melinda R. Rich

*	Director	*By:	/s/ HOWARD MALOVANY

Steven B. Sample			Howard Malovany
Vice President, Secretary and
*	Director		General Counsel

Alex Shumate		Date: February 16, 2006

*	Director

Richard K. Smucker

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Wm. Wrigley Jr. Company of our reports dated February 3, 2006, with respect to the consolidated financial statements of Wm. Wrigley Jr. Company, Wm. Wrigley Jr. Company management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Wm. Wrigley Jr. Company, included in the 2005 Annual Report to Stockholders of Wm. Wrigley Jr. Company.

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

     We also consent to the incorporation by reference in the Registration Statements pertaining to the Wm. Wrigley Jr. Company  shelf registration of certain securities of Wm. Wrigley Jr. Company (333-123077 (2005)) in Form S-3, the Wrigley Savings Plan for Wrigley Employees (33-15061 (1987) and 33-43738 (1991)) in Form S-8, the Wm. Wrigley Jr. Company Management Incentive Plan (33-22788 (1988)) in Form S-8 and the 1997 Management Incentive Plan (333-48715 (1998)) in Form S-8, respectively, of our reports dated February 3, 2006, with respect to the consolidated financial statements of Wm. Wrigley Jr. Company, Wm. Wrigley Jr. Company management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Wm. Wrigley Jr. Company, incorporated herein by reference and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Wm. Wrigley Jr. Company for the year ended December 31, 2005.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Chicago, Illinois
February 14, 2006

WM. WRIGLEY JR. COMPANY

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15 (a))

	Reference

	Form 10-K Report	Annual Report to Stockholders

Data incorporated by reference from the Company’s Annual Report:
Consolidated balance sheet as of December 31, 2005 and 2004		38-39
Consolidated statement of earnings for the years ended December 31, 2005, 2004 and 2003		37
Consolidated statement of cash flows for the years ended December 31, 2005, 2004 and 2003		40
Consolidated statement of stockholders’ equity for the years ended December 31, 2005, 2004 and 2003		41
Accounting policies and notes to consolidated financial statements		42-59

Consolidated financial statement schedule for the years ended December 31, 2005, 2004 and 2003 Schedule II – Valuation and Qualifying Accounts	F-2

    All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policy notes thereto.

     With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7, 8 and 9A of this Form 10-K Report, the Company’s 2005 Annual Report is not to be deemed filed as part of this Form 10-K Report.

WM. WRIGLEY JR. COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

Column A	Column B	Column C	Column D	Column E

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Balance at Deductions (A)	End of Period

2005:
Allowance for Doubtful accounts	$11,682	$1,193	—	$4,862	$8,013
2004:
Allowance for Doubtful accounts	$9,232	$3,584	—	$1,134	$11,682
2003:
Allowance for Doubtful accounts	$5,850	$4,204	—	$822	$9,232

(A) Uncollectible accounts written-off, net of recoveries.

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
(Item 15 (a))

Exhibit Number		Description of Exhibit

Proxy Statement of the Registrant, dated February 16, 2006, for the April 4, 2006 Annual Meeting of Stockholders, is herein incorporated by reference.

1.		Underwriting Agreement

(a).

Underwriting Agreement dated July 11, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 14, 2005.

3.		Articles of Incorporation and By-laws.

(a).	(i)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(a) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005;

(ii)

Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(b) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

(b).

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

4(b).

Senior Indenture, dated as of July 14, 2005, by and between Wm. Wrigley Jr. Company and J.P. Morgan Trust Company, National Association as trustee, is incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on July 14, 2005

4(c).		Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.30% Senior Notes due 2010 is incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on July 14, 2005

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

10(e).	Deferred Compensation Program for Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004..

10(f).	Stock Deferral Program For Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(g).	Stock Award Program under the MIP as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on October 28, 2005.

10(h).	Stock Option Program under the MIP is incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(i).	Executive Incentive Compensation Program under the MIP is incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

10(j).

Executive Incentive Compensation Deferral Program under the MIP, as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on October 28, 2005. .

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

10(s).

Credit Agreement, dated as of July 14, 2005, among Wm. Wrigley Jr. Company, the Lenders thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 15, 2005.

13.	2005 Annual Report to Stockholders of the Registrant is attached hereto as Exhibit 13.

14.

Code of Ethics – Code of Business Conduct is incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated February 9, 2004, filed for the fiscal year ended December 31, 2003.

21.	List of Subsidiaries of the Registrant is attached hereto as Exhibit 21.

F-3 Cont’d

23.	Consent of Independent Registered Public Accounting Firm is attached hereto as Exhibit 23. (See page 15)

24.	Power of Attorney of each independent director signed on varying dates in January 2006 are attached hereto as Exhibit 24.

31.	Rule 13a-14(a)/15d-14(a) Certification of:

(a) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(b) Mr. Reuben Gamoran, Vice President and Chief Financial Officer;

Attached hereto as Exhibits 31(i) and (ii) respectively.

32.	Section 1350 Certifications of:

(a) Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

(b) Mr. Reuben Gamoran, Vice President and Chief Financial Officer;

Attached hereto as Exhibits 32(i) and (ii) respectively.

99.	(a) Forward-Looking Statements.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

F-3 Cont’d