Form 10-Q
period 2006-03-31
WRIGLEY WM JR CO
filed 2006-05-10
CIK 108601

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

For Quarter Ended March 31, 2006

Commission file number 1-800

WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue Chicago, Illinois	60611

(Address of principal executive offices)	(Zip Code)

312-644-2121
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period That the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in rule 12b-2 of the Securities and Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes ☐	No ☒

188,937,249 shares of Common Stock and 88,562,539 shares of Class B Common Stock were outstanding as of May 1, 2006.

PART I – FINANCIAL INFORMATION – ITEM 1

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Net sales	$1,075,530	950,390
Cost of sales	508,351	412,757
Restructuring charges	8,570	—

Gross profit	558,609	537,633
Selling, general and administrative expense	385,793	345,426

Operating income	172,816	192,207
Interest expense	(15,343)	(1,205)
Other income	7,063	2,377

Earnings before income taxes	164,536	193,379
Income taxes	52,651	62,365

Net earnings	$111,885	131,014

Net earnings per share of common stock (basic)	$0.40	0.47

Net earnings per share of common stock (diluted)	$0.40	0.46

Dividends declared per share of common stock	$0.256	0.224

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

OPERATING ACTIVITIES
Net earnings	$111,885	131,014
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,765	39,712
(Gain) loss on retirements of property, plant and equipment	(438)	2,609
Non-cash share-based compensation	8,974	8,567
(Increase) decrease in:
Accounts receivable	(23,774)	(63,008)
Inventories	(20,728)	(47,074)
Other current assets	(28,556)	(31,136)
Deferred charges and other assets	(6,683)	4,433
Increase (decrease) in:
Accounts payable and accrued expenses	(84,028)	23,206
Income and other taxes payable	22,856	23,229
Deferred income taxes	(7,416)	(3,363)
Other noncurrent liabilities	9,616	1,426

Net cash provided by operating activities	29,473	89,615

INVESTING ACTIVITIES
Additions to property, plant and equipment	(77,445)	(38,595)
Proceeds from retirements of property, plant and equipment	2,877	1,091
Acquisition, net of cash acquired	—	(1,526)
Purchases of short-term investments	—	(4,300)
Maturities of short-term investments	—	4,020

Net cash used in investing activities	(74,568)	(39,310)

FINANCING ACTIVITIES
Dividends paid	(62,512)	(52,831)
Common Stock (purchased) issued, net	(82,077)	8,406
Borrowings from commercial paper, net	139,475	—

Net cash used in financing activities	(5,114)	(44,425)

Effect of exchange rate changes on cash and cash equivalents	4,108	(11,049)

Net decrease in cash and cash equivalents	(46,101)	(5,169)
Cash and cash equivalents at beginning of period	257,704	628,553

Cash and cash equivalents at end of period	$211,603	623,384

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$34,043	52,582

Interest paid	$24,493	1,205

Interest and dividends received	$1,952	3,866

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

	(Unaudited) March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$211,603	257,704
Short-term investments, at amortized cost	1,100	1,100
Accounts receivable (less allowance for doubtful accounts; 3/31/06 - $8,031; 12/31/05 - $8,013)	439,904	412,931
Inventories:
Finished goods	214,211	213,915
Raw materials, work in process and supplies	308,437	287,810

	522,648	501,725
Other current assets	165,683	131,617

Total current assets	1,340,938	1,305,077
Deferred charges and other assets	306,767	301,540
Goodwill	1,097,845	1,094,219
Other intangibles	421,169	411,105
Property, plant and equipment, at cost	2,411,062	2,332,592
Less accumulated depreciation	1,092,357	1,050,180

Net property, plant and equipment	1,318,705	1,282,412

Total assets	$4,485,424	4,394,353

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and commercial paper	$239,475	100,000
Accounts payable and accrued expenses	650,730	745,628
Dividends payable	71,228	62,459
Income and other taxes payable	94,453	71,707

Total current liabilities	1,055,886	979,794
Other noncurrent liabilities	192,861	200,137
Long term debt	1,000,000	1,000,000

Total liabilities	2,248,747	2,179,931
Stockholders’ equity:
Preferred stock - no par value
Authorized - 20,000 shares; Issued - None
Common Stock - no par value
Authorized - 1,000,000 shares
Issued - 249,117 and 249,037 shares at 3/31/06 and 12/31/05, respectively	13,275	13,274
Class B Common Stock - convertible
Authorized - 300,000 shares
Issued and outstanding – 41,433 and 41,513 shares at 3/31/06 and 12/31/05, respectively	2,221	2,222
Additional paid-in capital	62,951	37,760
Retained earnings	2,744,881	2,702,947
Common Stock in treasury, at cost - (3/31/06 – 13,070 shares; 12/31/05 – 12,038 shares)	(571,369)	(513,763)
Accumulated other comprehensive loss	(15,282)	(28,018)

Total stockholders’ equity	2,236,677	2,214,422

Total liabilities and stockholders’ equity	$4,485,424	4,394,353

All amounts in thousands.

Notes to the financial statements begin on page 5 on these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

1.	Basis of Presentation

The Consolidated Statement of Earnings (Condensed) for the three-month period ended March 31, 2006 and 2005, the Consolidated Statement of Cash Flows (Condensed) for the three-month period ended March 31, 2006 and 2005, and the Consolidated Balance Sheet (Condensed) at March 31, 2006, are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2005 audited consolidated financial statements. These consolidated financial statements (condensed) should be read in conjunction with the 2005 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2005 have been reclassified to conform to the 2006 presentation.

Conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

2.	Stock Dividend

On April 4, 2006, the Company’s stockholders authorized a one-time stock dividend of one share of Class B Common Stock for each four shares of Common Stock and one share of Class B Common Stock for each four shares of Class B Common Stock. In connection with the distribution of Class B Common Stock to holders of both Common Stock and Class B Common Stock, cash payments will be made in lieu of issuing any fractional shares of Class B Common Stock. All share information included in these consolidated financial statements (condensed) has been adjusted to reflect the stock dividend. The Company distributed the one-time stock dividend on May 1, 2006.

3.	Recently Issued Accounting Pronouncements

In November 2004, SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” was issued. SFAS No. 151 requires abnormal amounts of idle facility expense, freight handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The Company adopted SFAS No. 151 at the beginning of fiscal year 2006 with no material impact to the financial statements.

In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. SFAS No. 123(R) requires stock-based compensation to be measured based on the grant date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) at the beginning of fiscal year 2006. See Note 7 for the impact to the financial statements.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” was issued. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. The Company adopted SFAS No. 153 at the beginning of fiscal year 2006 with no material impact to the financial statements.

4.	Acquisition

As of June 26, 2005, the Company completed a transaction with Kraft Foods Global Inc. to acquire certain confectionery assets. The transaction included the purchase of the Life Savers ®, Altoids ®, Creme Savers ® and Sugus ® brands. In addition, the transaction included the purchase of certain production facilities in the United States and Europe. The purchase provides additional diversification in key categories of mints and hard and chewy candy, expands the product offering to customers worldwide, adds scale and brand depth to the innovation pipeline, and increases efficiency across the Company’s supply chain. The results of operations for the businesses acquired have been included in the consolidated financial results of the Company since June 26, 2005.

Cash consideration, including direct acquisition costs, totaled $1,435,000, net of proceeds received from the sale of the Trolli brand and related assets. The acquisition was initially funded with $1,350,000 of commercial paper, negotiated in part for purposes of this transaction, with the remaining amount funded from the Company’s available cash.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except per share figures)

4.	(continued)

The acquisition has been accounted for under SFAS No. 141, “Business Combinations,” and accordingly, the purchase method has been used. The Company has recorded a preliminary allocation of the purchase price as of the acquisition date as the process of obtaining an independent valuation of assets acquired, primarily the fair value of the intangible assets, property, plant and equipment, and the remaining useful lives of these assets is not complete. The Company is also completing its analysis of integration plans that may result in additional purchase price allocation adjustments. The outcomes of these valuations and analysis may result in potential adjustments to the carrying values of assets acquired and liabilities to be incurred, establishment of certain intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The preliminary allocation of the purchase price included in the March 31, 2006 Consolidated Balance Sheet (Condensed) is based on the estimates of management and is subject to revision based on final determination of fair values.

The following table contains the preliminary purchase price allocation, which summarizes the current estimates of the fair value of the assets acquired and liabilities expected as a result of integration plans, as of the date of acquisition.

March 31, 2006

Inventory	$47,000
Net property, plant and equipment	105,000
Other noncurrent assets	45,000
Intangibles	378,000

Total assets acquired	575,000

Accrued liabilities	27,000

Net assets acquired	$548,000

The estimated fair value of the intangible assets as of the acquisition date is primarily associated with brand names which are not subject to amortization.

Goodwill of approximately $887,000 was recognized in connection with the acquisition, with $804,000 and $83,000 included in the North America and EMEAI segments, respectively. All goodwill recognized for income tax purposes is expected to be deductible.

The Company closed the acquired facility in Bridgend, Wales as of April 18, 2006. Other co-manufacturing operations will also be consolidated over the next three years. The Company expects to incur severance and other cash closing costs of approximately $27,000 as a result of the Bridgend and other facility closures as well as other asset transfers. These costs, of which $4,000 were paid as of March 31, 2006, were accounted for as part of the preliminary purchase price allocation. The majority of the activities should be significantly completed by the third quarter of 2006.

The following table includes the unaudited pro forma combined net sales, earnings, and earnings per share for the three-month period ended March 31, 2005, as if the Company had acquired the confectionery assets as of January 1, 2005.

In determining the unaudited pro forma amounts, income taxes, interest expense and depreciation and amortization of assets have been adjusted to the accounting basis recognized for each in recording the combination.

Three Months Ended March 31, 2005

Net sales	$1,058,264
Net earnings	130,670
Net earnings per share
Basic	$0.46
Diluted	$0.46

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except per share figures)

4.	(continued)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

5.	Restructuring

During the second quarter of 2005, the Company announced plans to restructure its North America production network in order to maximize supply chain efficiencies. As a result, the Company plans to close its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, transferring production to remaining facilities.

The Company accounts for its restructuring plans under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company evaluates accelerated depreciation under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The aggregate charges to the Company’s net earnings to close and reconfigure its facilities are expected to be approximately $95,900 on a pre-tax basis, of which $48,793 had been incurred at March 31, 2006 including $40,223 incurred in fiscal year 2005. The restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. Of the total restructuring costs, the Company expects approximately $81,000 to be reported in the North America segment, with the remaining amount reported in the All Other segment. The restructuring activities should be substantially completed by the end of 2006.

The following table summarizes the first quarter activity with respect to the restructuring:

	Employee Separation	Accelerated Depreciation	Closure Costs	Other Costs	Total

Total expected restructuring charge	$39,500	26,800	22,000	7,600	95,900

Accrued balance at December 31, 2005	$6,549	—	—	599	7,148
Charge to expense	1,744	3,509	2,984	333	8,570
Cash payments	(622)	—	(2,390)	(334)	(3,346)
Noncash utilization	—	(3,509)	(594)	—	(4,103)

Accrued balance at March 31, 2006	$7,671	—	—	598	8,269

Remaining expected restructuring charge	$8,092	13,337	19,010	6,668	47,107

All charges to expense are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). Of the total $8,570 first quarter charge to expense, $7,483 was reported in the North America segment, with the remaining $1,087 reported in the All Other segment.

6.	Debt

On July 14, 2005, the Company issued $1,000,000 of senior unsecured notes. The senior note offering included $500,000 of five-year notes maturing on July 15, 2010, bearing a coupon interest rate of 4.30% and $500,000 of ten-year notes maturing on July 15, 2015, bearing a coupon interest rate of 4.65%. Interest is payable semi-annually on January 15th and July 15th.

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support commercial paper. However, the Company may also draw on the facility for general corporate purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at March 31, 2006, the Company was compliant. The Company had no borrowings outstanding under the credit facility at March 31, 2006. At March 31, 2006, $239,475 of commercial paper was outstanding bearing interest at 4.71%.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

7.	Stock-Based Compensation

The Company awards share-based compensation under its Management Incentive Plan in the form of stock options, long-term stock grants, stock awards and restricted stock awards. Stock options are granted at an option price equal to the fair market value of common stock at the grant date, vest ratably over a four year period and expire after ten years. Long-term stock grants are granted based on the Company’s total shareholder return during the vesting period relative to the total shareholder return of a peer group index during the same period and cliff vest over a five year period.  Stock awards are awarded at a fixed value based upon a formula. Restricted stock awards are granted at a share price equal to the fair market value of the common stock at the grant date and cliff vest over a two or three year period. The Company issues common stock for share based compensation awards from common stock in treasury.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006 included compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R).  Additionally, as of the beginning of 2006, the Company required that all employees elect their long-term stock grant deferral intentions, which effectively declared most long-term stock grants as equity awards under SFAS No. 123(R) and resulted in reclassifying the balance to additional paid-in capital. Results for prior periods have not been restated.

The fair value of stock options is estimated utilizing the Black-Scholes method.  The fair value of long-term stock grants is estimated utilizing a weighted average probability of payout analysis.  The fair value of stock awards is based on the specific payout formula to determine the award and the fair value of restricted stock awards is based on the grant date fair market value of the Company’s common stock.  All total fair value estimates for each award granted are recognized net of an estimate for expected forfeitures.  During the first quarter of 2006, the Company granted 240 long-term stock grant target awards with an aggregate estimated fair value of $8,223 and awarded 74 stock awards with an aggregate fair value of $3,821.  The Company granted no material stock options during the first quarter of 2006.

Total pre-tax stock-based compensation recognized in the Consolidated Statement of Earnings (Condensed) was $8,974 and $8,567 and related tax benefit was $3,141 and $2,998 for the three-months ended March 31, 2006 and 2005, respectively.  Compensation expense recognized in 2006 was due to stock options, long-term stock grants, stock awards and restricted stock awards recorded under SFAS No. 123(R) at fair value and recognized ratably over the vesting period, except for stock options issued to retirement-eligible participants, which are recognized on an accelerated basis. Long-term stock grants deferred by employees are classified as other noncurrent liabilities and marked to market each period end. Compensation expense recognized in 2005 was due to long-term stock grants, stock awards and restricted stock awards recorded under APB No. 25 at intrinsic value and recognized ratably over the vesting period.

The following table illustrates the effect on net earnings and earnings per share for the three-months ended March 31, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation.

Three Months Ended March 31, 2005

Net earnings as reported	$131,014
Add: stock-based compensation included in net earnings, net of tax	5,569
Deduct: stock-based compensation expense under the fair value method, net of tax	(8,716)

Proforma net earnings	$127,867

As reported - Basic	$0.47
Proforma - Basic	$0.45
As reported - Diluted	$0.46
Proforma - Diluted	$0.45

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

7.	(continued)

At March 31, 2006, the total remaining unearned compensation related to all share-based compensation was $76,802 and will be amortized over the weighted average remaining service period of 2.8 years. At March 31, 2006, the total intrinsic value of stock options outstanding and exercisable was $64,159 and $50,637, respectively.

8.	Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock and long-term stock grants. Dilutive earnings per share are computed based on the weighted-average number of common shares outstanding plus the dilutive effect of stock options, restricted stock and long-term stock grants. The dilutive effect of stock options, restricted stock and long-term stock grants is calculated under the treasury stock method. Earnings per share are calculated as follows:

	Three Months Ended

	March 31, 2006	March 31, 2005

Net earnings	$111,885	131,014

Basic shares outstanding	277,467	281,105
Effect of dilutive securities – stock options and grants	1,351	1,382

Dilutive shares outstanding	$278,818	282,487

Net earnings per share:
Basic	$0.40	0.47
Diluted	$0.40	0.46

9.	Comprehensive Income

An analysis of comprehensive income is provided below.

	Three Months Ended March 31,

	2006	2005

Net earnings	$111,885	131,014

Changes in accumulated other comprehensive income (loss), before tax:
Foreign currency translation adjustments	12,093	(21,447)
Unrealized holding loss on securities	—	(1,516)
Gain (loss) on derivative contracts	2,452	(1,925)

Changes in accumulated other comprehensive income (loss), before tax	14,545	(24,888)
Income tax expense related to changes in accumulated other comprehensive income (loss)	(1,809)	(1,543)

Changes in accumulated other comprehensive income (loss), net of tax	12,736	(26,431)

Total comprehensive income	$124,621	104,583

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

10.	Pension and Other Post-retirement Benefit Plans

The following information provides the net periodic costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and non-U.S. pension and post-retirement plans.

The components of net periodic benefit cost are as follows:

	U.S. Plans Three Months Ended March 31,		Non-U.S. Plans Three Months Ended March 31,

	2006	2005	2006	2005

Service cost	$3,800	3,400	3,300	2,800
Interest cost	6,900	6,000	3,000	3,000
Expected return on plan assets	(8,600)	(7,000)	(3,700)	(3,000)
Amortization of unrecognized transition assets	—	—	(100)	(100)
Prior service costs recognized	500	500	100	100
Recognized net actuarial loss	1,500	1,300	600	600
Other pension plans	—	—	500	400

Net periodic benefit cost	$4,100	4,200	3,700	3,800

The Company disclosed in its financial statements for the year ended December 31, 2005 that it did not expect a need to fund the U.S. pension plan in 2006. The Company continues to anticipate not having to fund the U.S. pension plan in 2006. The Company disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $9,000 to the non-U.S. plans during 2006. The expected 2006 contribution has not changed. At March 31, 2006, no contributions were made to the U.S. plan. At March 31, 2006, $1,900 of contributions were made to the non-U.S. plans.

The components of net post-retirement benefit cost are as follows:

	Three Months Ended March 31,

	2006	2005

Service cost	$500	700
Interest cost	1,000	800
Expected return on plan assets	(700)	(500)
Prior service costs recognized	(100)	—
Recognized net actuarial loss	400	300

Net post-retirement benefit cost	$1,100	1,300

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $4,200 to its post-retirement plans during 2006. The Company presently anticipates contributing an additional $500 to fund its post-retirement plans in 2006 for a total of $4,700. At March 31, 2006, $1,000 had been contributed to the post-retirement plans.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

11.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. Descriptions of the Company’s reportable segments are as follows:

•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

•	EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

•	Asia – These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan and the Philippines.

•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows.

Net Sales

	Three Months Ended March 31,

	2006	2005

North America	$400,563	307,746
EMEAI	443,729	447,917
Asia	176,163	140,029
Other geographic regions	39,533	40,294
All other	15,542	14,404

Net sales	$1,075,530	950,390

All Other net sales consist primarily of sales of gum base.

Operating Income

	Three Months Ended March 31,

	2006	2005

North America	$66,954	86,739
EMEAI	97,029	109,458
Asia	56,639	44,485
Other geographic regions	3,394	5,117
All other	(51,200)	(53,592)

Operating income	$172,816	192,207

All Other operating income includes corporate expenses such as costs related to research and development, information systems and certain administrative functions as well as operating results from the manufacturing and sale of gum base.

PART I – FINANCIAL INFORMATION – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview
The Wm. Wrigley Jr. Company (the Company) achieved 23% volume and 13% sales growth in the first quarter of 2006 compared to the first quarter of 2005. Diluted earnings per share were $0.40 in the first quarter of 2006 compared to $0.46 in the first quarter of 2005. The decrease was primarily due to a charge of $0.02 per share related to restructuring activity for the North America production network, a charge of $0.02 per share related to stock option expense recorded in accordance with the Company’s adoption of SFAS No. 123(R) in 2006, and a $0.02 per share decrease related to foreign currency translation. Additionally, contributing to the decrease was the dilutive impact, including related debt service costs, of the Company’s acquisition, which closed as of June 26, 2005, of the Altoids ®, Life Savers ®, Creme Savers ®, and Sugus ® brands (new confectionery brands), all partially offset continued strength and growth in the Company’s core confectionery businesses.

First quarter volume growth was driven by the acquisition of the new confectionery brands as well as solid performance of the core businesses across regions. The North America region experienced strong volume growth primarily due to the new confectionery brands. The EMEAI region (principally Europe) experienced steady volume growth led by continued double digit growth in Russia, Ukraine, the Middle East and India. The Asia region experienced strong volume growth primarily due to continued double digit volume growth in China. Other Geographic Regions (the Pacific and Latin America regions) experienced strong volume growth mainly due to higher shipments in Mexico.

In the first quarter of 2006, foreign currency negatively impacted net earnings and diluted earnings per share. Translation of weaker European and Pacific currencies to the stronger U.S. dollar decreased diluted earnings per share $0.02. The Company maintains a strong global presence; therefore, future exchange rate fluctuations will continue to impact results of operations.

Net Sales
Consolidated net sales for the first quarter of 2006 were $1,075,530, an increase of $125,140 or 13% from the first quarter of 2005. Higher worldwide shipments increased net sales 18%. The acquisition of the new confectionery brands increased net sales 10%, with the remaining 8% increase due to strong volume across all regions. Unfavorable geographic and product mix decreased net sales 2%. Translation of weaker foreign currencies to the stronger U.S. dollar decreased net sales 3%.

North America net sales for the first quarter of 2006 were $400,563, an increase of $92,817 or 30% from the first quarter of 2005. In the U.S., volume growth was primarily driven by the new confectionery brands, which contributed 29% to the increase in net sales, with the remaining 1% increase in net sales driven by the core business.

EMEAI net sales for the first quarter of 2006 were $443,729, a decrease of $4,188 or 1% from the first quarter of 2005. Volume growth increased net sales 6%. The increase in shipments was primarily led by Russia, Ukraine, the Middle East and India, due in part to the solid performance of the Orbit ® brands. Unfavorable geographic mix decreased net sales 1%. Translation of weaker European currencies, primarily the Euro and the British pound, to the stronger U.S. dollar decreased net sales 6%.

Asia net sales for the first quarter of 2006 were $176,163, an increase of $36,134 or 26% from the first quarter of 2005. Higher shipment volume increased net sales 23%. The increase in shipments was primarily due to volume growth of the Doublemint ® and Extra ® brands in China. Translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales 3%.

Other Geographic Regions net sales for the first quarter of 2006 were $39,533, a decrease of $761 or 2% versus the first quarter of 2005. Overall shipments increased net sales 4%. The increase in shipments was led by Mexico. Unfavorable product mix, in Mexico and Australia, decreased net sales 3%. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased net sales 3%.

Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended March 31,

	2006	2005

Gross Profit	51.9%	56.6%
Selling, General and Administrative
Advertising	(11.4)%	(11.9)%
Merchandising and Promotion / Other	(5.7)%	(5.2)%
Selling and Other Marketing	(10.8)%	(10.4)%
General and Administrative	(8.0)%	(8.9)%

Total Selling, General and Administrative (SG&A) *	(35.9)%	(36.3)%

Operating Income*	16.1%	20.2%

*May not total due to rounding

Consolidated first quarter 2006 operating income decreased $19,391 or 10% compared to the 2005 first quarter. Translation of weaker European and Pacific currencies to the stronger U.S. dollar decreased operating income approximately 4%. Gross profit increased $20,976 or 4% from 2005 due to increased net sales partially offset by the impact of exchange, lower gross profit margins due to the new confectionery brands, stock option expense recorded in accordance with SFAS No. 123(R) and restructuring activity. Gross profit margin as a percentage of net sales decreased 4.7 percentage points compared to the first quarter of 2005. Restructuring charges decreased gross profit margin 0.8 percentage points and stock option expense decreased gross margin 0.2 percentage points. The new confectionery brands decreased gross profit margin 2.4 percentage points and the remaining decrease was due to unfavorable product mix as well as a higher percentage of sales from slightly lower margin geographies. Translation of weaker foreign currencies decreased gross profit approximately 3%. SG&A expense increased $40,367 or 12% from 2005 primarily due to the new confectionery brands, stock option expense in accordance with SFAS No. 123(R), increased brand support and selling expenses in growing regions of EMEAI and Asia and increased research and development expense. Translation of weaker foreign currencies to the stronger U.S. dollar decreased SG&A expense approximately 3%.

North America first quarter 2006 operating income decreased $19,785 or 23% compared to the 2005 first quarter. Gross profit increased $15,917 or 9% from 2005 due to increased net sales partially offset by lower gross profit margins due to the new confectionery brands, stock option expense and restructuring activity. Gross profit margin as a percentage of net sales decreased 8.9 percentage points compared to the first quarter of 2005. Restructuring charges decreased gross profit margin 1.9 percentage points and stock option expense decreased gross profit margin 0.3 percentage points. The new confectionery brands decreased gross margins 5.4 percentage points and the remaining decrease was due to unfavorable product mix in the U.S. SG&A expense increased $35,702 or 43% primarily due to significant brand support investment in the quarter related to the new confectionery brands and stock option expense.

EMEAI first quarter 2006 operating income decreased $12,429 or 11% compared to the 2005 first quarter. The translation of weaker currencies to the stronger U.S. dollar decreased operating income approximately 7%. Gross profit decreased $13,170 or 5% from 2005 due to the impact of exchange and unfavorable product costs. Gross profit margin as a percentage of net sales decreased 2.4 percentage points reflecting the unfavorable product costs. Translation of weaker currencies decreased gross profit approximately 7%. SG&A expense decreased $741 or 1% primarily due to the impact of foreign exchange partially offset by stock option expense.

Asia first quarter 2006 operating income increased $12,154 or 27% compared to the 2005 first quarter. The translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 2%. Gross profit increased $18,747 or 23% from 2005 primarily due to increased net sales. Gross profit margin as a percentage of net sales decreased 1.5 percentage points primarily due to unfavorable product mix in China. Translation of stronger Asian currencies increased gross profit approximately 2%. SG&A expense increased $6,593 or 17% primarily due to increased brand support and selling expense and stock option expense. The impact of foreign exchange increased SG&A expense approximately 2%.

Other Geographic Regions first quarter 2006 operating income decreased $1,723 or 34% compared to the 2005 first quarter. The translation of a weaker Australian dollar to the stronger U.S. dollar decreased operating income approximately 14%. Gross profit decreased $1,542 or 9% from 2005 due to unfavorable product mix and the impact of exchange partially offset by increased net sales. Gross profit margin as a percentage of net sales decreased 3.1 percentage points due to increased product costs. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased gross profit approximately 6%. SG&A expense increased $181 or 2% primarily due to increased selling expense in Mexico. The impact of foreign exchange decreased SG&A expense 3%.

All Other first quarter 2006 operating expense decreased $2,392 or 4% compared to the 2005 first quarter. The decrease was primarily due to the absence of a 2005 cost associated with a shareholder approved increase in authorized shares offset by an increase in research and development expense and stock option expense.

Interest Expense
Interest expense for the first quarter of 2006 was $15,343, up $14,138 versus the first quarter of 2005. The increase was primarily due to the Company’s issuance of long-term debt and commercial paper in mid-2005 to fund the acquisition of the new confectionery brands.

Other Income
Other income for the first quarter of 2006 was $7,063, compared to $2,377 in the first quarter of 2005. The increase was primarily due to a gain recognized on the sale of property in the EMEAI region, increased foreign currency transactions gains and other nonrecurring items.

Income Taxes
Income taxes for the first quarter of 2006 were $52,651, down $9,714 or 16% from the first quarter of 2005. The decrease was primarily due to the decrease in pretax earnings of $28,843 or 15%. The consolidated effective tax rate was 32.0% for 2006 and 32.25% for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first three months of 2006 was $29,473 compared to $89,615 for the same period in 2005. The decrease was primarily due to increased working capital investment primarily due to timing of settlement of payable and accruals. The Company had a current ratio (current assets divided by current liabilities) of approximately 1.3 to 1 at March 31, 2006 and December 31, 2005.

Additions to Property, Plant, and Equipment
Capital expenditures for the first quarter of 2006 were $77,445 compared to $38,595 in the first quarter of 2005. The increase was primarily due to the acquisition of certain property and real estate and higher spending on worldwide capacity. For the full year 2006, capital expenditures are expected to increase from 2005 and are planned to be funded from the Company’s cash flow from operations.

Borrowing Arrangements
On July 14, 2005, the Company issued $1,000,000 of senior unsecured notes under the shelf registration filed on March 1, 2005. The senior note offering included $500,000 of five-year notes maturing on July 15, 2010, bearing a coupon interest rate of 4.30% and $500,000 of ten-year notes maturing on July 15, 2015, bearing a coupon interest rate of 4.65%. Interest is payable semi-annually on January 15th and July 15th.

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support the commercial paper borrowings. However, the Company may also draw on the facility for general corporate purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at March 31, 2006, the Company was compliant. The Company had no borrowings outstanding under the credit facility at March 31, 2006. As of March 31, 2006, $239,475 of commercial paper was outstanding bearing interest at 4.71%.

Additional External Capital Resources
On March 1, 2005, the Company filed a shelf registration prospectus (Form S-3) with the SEC that would allow the Company to issue, from time to time, debt securities, which may be senior debt securities or subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts or stock purchase units.  The aggregate initial offering price of all securities sold by the Company under the prospectus shall not exceed $2,000,000. With the issuance of $1,000,000 of senior notes in July 2005, the Company has $1,000,000 remaining under the shelf registration prospectus.

PART I – FINANCIAL INFORMATION – ITEM 3 AND 4

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk
Inherent in the Company’s operations are certain market risks related to foreign currency exchange rates, interest rates, and the equity markets. The Company’s primary area of market risk is foreign currency exchange rate risk. The Company identifies this risk and mitigates its financial impact through its corporate policies and hedging activities. The Company’s hedging activities include the use of derivative financial instruments. The Company uses derivatives only when the hedge is highly effective and does not use them for trading or speculative purposes. The counterparties to the hedging activities are highly rated financial institutions. The Company believes that movements in market values of financial instruments used to mitigate identified risks are not expected to have a material near-term impact on future earnings, cash flows, or reported fair values. The Company’s exposure to interest rate risk on the Company’s long-term debt is mitigated because it carries a fixed coupon rate of interest. Market risk, as measured by the change in fair value resulting from a hypothetical ten percent change in interest rates, is not material. The Company’s exposure to equity price risk would not have a significant impact on future earnings, fair value or cash flows.

Forward-Looking Statements
This report and any documents incorporated by reference may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act. Statements and financial disclosure that are not historical facts are forward-looking statements within the meaning of such regulations, as well as the Private Securities Litigation Reform Act of 1995.  These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate.

Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Significant factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•

In those countries where we maintain market leadership in the chewing gum segment, our ability to retain preferred retail space allocation will impact results, and if we are not able to retain this allocation, our results could be negatively impacted.

•	Failure to maintain the availability, pricing and sourcing of raw materials could negatively impact results.

•	We market our products to different segments of the population. Failure to adequately anticipate and react to changing demographics and product preferences could negatively impact results.

•	Both manufacturing and sales of a significant portion of our products are outside the U.S. and could be negatively impacted by volatile foreign currencies and geographies.

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

PART I – FINANCIAL INFORMATION – ITEM 3 AND 4

Item 3 (continued)

•

Governmental regulations with respect to import duties, tariffs, taxes and environmental controls, both in and outside the U.S., could negatively impact our costs and ability to compete in domestic or foreign market places.

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

Additional significant factors that may affect the Company’s operations, performance, development and business results include the risks and uncertainties described above, those listed from time to time in the Company’s filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

The factors identified above are believed to be significant factors, but not necessarily all of the significant factors, that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material effects on us. All forward-looking statements included in this report and in the documents incorporated by reference herein are expressly qualified in their entirety by the foregoing cautionary statements. Except as required by law, we undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 4 - Controls and Procedures

(i)          Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

(ii)          Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – FINANCIAL INFORMATION – ITEM 2e

REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a) (1) (2)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Plan (d)

January 1st – January 31st	1,239,000	$53.82	1,231,000	$62,481,000
February 1st – February 28th	600	$50.80	—	$62,481,000
March 1st – March 31st	—	—	—	$62,481,000

(1)

Represents actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of August 18, 2004 to purchase up to $300,000,000 of shares, in the open market. At March 31, 2006, $62,481,000 remains available for repurchase under the program. The program will expire when the authorized amount is completely utilized.

(2)

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

PART II - OTHER INFORMATION

Item 4 – Submission of Matters to Vote of Security Holders

The Annual Meeting of Stockholders (“Annual Meeting”) of the Company was held on Tuesday, April 4, 2006, to consider the following proposals:

(1)	Election of three Class I Directors to serve on the Board until the Annual Meeting in 2009;

(2)	Approval of the adoption of the Wm. Wrigley Jr. Company 2007 Management Incentive Plan;

Approval of the amendment of Article FOURTH of the Company’s Restated Certificate of Incorporation to:

(3)	Authorize the one-time distribution of shares of Class B Common Stock as a dividend;

(4)	Increase the automatic conversion threshold for Class B Common Stock from 10% to 12%;

(5)	Defer, and permit the Board of Directors to further defer, for a maximum of five years, the automatic conversion of Class B Common Stock if the automatic conversion threshold is crossed; and

(6)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2006.

The results of the voting on each matter, as determined by the independent inspectors of election, are as follows:

Proposal 1. Election of Three Class I Directors. With each class of stock voting together, a total of 471,075,821 votes, representing shares of both Common Stock and Class B Common Stock voting together as a single class, were submitted for the election of each nominee as Class I Directors to serve on the Board until the Annual Meeting in 2009 as follows:

Nominee	For	Withheld

John F. Bard	459,293,018	11,782,803
Howard B. Bernick	469,085,149	1,990,672
Melinda R. Rich	466,672,469	4,403,352

Proposal 2. Approval of the Adoption of the Wm. Wrigley Jr. Company 2007 Management Incentive Plan. With each class voting together as a single class, a total of 454,073,704 votes were submitted by holders of Common Stock and Class B Common Stock for the adoption of the Company’s 2007 Management Incentive Plan as follows:

For	Against	Abstain	Non-votes

398,931,622	52,831,627	2,310,455	17,002,117

Proposal 3. Authorize the one-time distribution of shares of Class B Common Stock as a dividend.  With holders of both classes of stock voting together as a single class, a total of 454,073,704 votes were submitted for the approval of the amendment of Article FOURTH of the Restated Certificate of Incorporation to authorize the one-time distribution of shares of Class B Common Stock as a dividend as follows:

For	Against	Abstain	Non-votes

379,962,435	71,941,928	2,169,341	17,002,117

PART II - OTHER INFORMATION

Item 4 (continued)

Class B Common Stock Vote:

In addition, with holders of Class B Common Stock voting as a separate class, a total of 307,122,678 votes were submitted for the approval of the said amendment under Proposal 3 as follows:

For	Against	Abstain

304,015,004	2,694,270	413,404

Proposal 4. Increase the automatic conversion threshold for Class B Common Stock from 10% to 12%. With holders of both classes of stock voting together as a single class, a total of 454,073,703 votes were submitted for the approval of the amendment of Article FOURTH of the Restated Certificate of Incorporation to increase the automatic conversion threshold from the 10% to 12% as follows:

For	Against	Abstain	Non-votes

379,095,554	72,528,202	2,449,947	17,002,117

Class B Common Stock Vote:

In addition, with holders of Class B Common Stock voting as a separate class, a total of 307,122,678 votes were submitted for the approval of the said amendment under Proposal 4 as follows:

For	Against	Abstain

303,794,594	2,786,240	541,844

Proposal 5. To defer and permit the Board of Directors to further defer, for a maximum of five years, the automatic conversion of Class B Common Stock if the automatic conversion threshold is crossed. With holders of each class of stock voting together as a single class, a total of 454,073,704 votes were submitted by the holders of Common Stock and holders of Class B Common Stock for the approval of the amendment of Article FOURTH of the Restated Certificate of Incorporation to defer and permit the Board of Directors to further defer, for a maximum of five years, the automatic conversion of Class B Common Stock if the automatic conversion threshold is crossed as follows:

For	Against	Abstain	Non-votes

375,466,757	75,861,100	2,745,847	17,002,117

Proposal 6. Ratification of Appointment of Ernst & Young LLP as Independent Auditors. With each class of stock voting together as a single class, a total of 471,075,822 votes were submitted for the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2006 as follows:

For	Against	Abstain

464,542,753	4,877,606	1,655,463

PART II - OTHER INFORMATION

Item 5 – Other Information

(a)     Information required to be disclosed in a report on Form 8-K under Item 101: Entry into a Material Definitive Agreement.

On May 1, 2006, the Company signed a Voluntary Separation Agreement and General Release (the “Agreement”) with Mr. Ronald V. Waters, the Company’s former Chief Operating Officer. Pursuant to its terms, Mr. Waters had seven days after signing to revoke the Agreement and, as a result, the Agreement did not become binding on the parties until May 9, 2006.

The Agreement expires on April 30, 2007 except that, if Mr. Waters is not engaged in a regular full-time employment with a successor employer in a position substantially comparable in salary and benefits to his former position with the Company by that date, the term will automatically extend until July 31, 2007. During the term of the Agreement, Mr. Waters will receive salary continuation based on his current monthly base salary of $71,666.67 and certain one-time cash and stock payments in lieu of continued participation in the Company’s Executive Compensation and Stock Award Programs.

The above description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the document, a copy of which is attached to this report as Exhibit 10(u).

Item 6 – Exhibits

(a)     Exhibits reference is made to the Exhibit Index on page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

By	/s/Shaun Mara

Shaun Mara
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	5/10/06

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

1.	Underwriting Agreement

1(a).

Underwriting Agreement dated July 11, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 14, 2005.

3.	Articles of Incorporation and By-laws.

(a).	(i)

Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i) (b) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

	(ii.)	Certificate of Amendment No. 2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is attached hereto and incorporated herein.

(iii)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment No.2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is attached hereto and incorporated herein.

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

10(t).	Wm. Wrigley Jr. Company 2007 Management Incentive Plan, effective as of January 1, 2007, is attached hereto and hereby incorporated herein.

10(u).	Voluntary Separation Agreement and General Release dated May 1, 2006, between Wm. Wrigley Jr. Company and Mr. Ronald V. Waters is attached hereto and incorporated herein.

14.	Code of Ethics – Code of Business Conduct is incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 2003.

31.	Rule 13a-14(a)/15d-14(a) Certification of:

Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer;

attached hereto as Exhibits 31(i) and (ii) respectively.

32.	Section 1350 Certifications of:

Mr. William Wrigley, Jr., Chairman of the Board, President and Chief Executive Officer; and

Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer;

attached hereto as Exhibits 32(i) and (ii) respectively.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.