Form 10-Q
period 2006-06-30
WRIGLEY WM JR CO
filed 2006-08-09
CIK 108601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to __________________

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

215,106,999 shares of Common Stock and 62,421,880 shares of Class B Common Stock were outstanding as of July 31, 2006.

PART I – FINANCIAL INFORMATION – ITEM 1

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net sales	$1,206,817	1,040,184	2,282,347	1,990,574
Cost of sales	568,819	445,813	1,077,170	858,570
Restructuring charges	9,193	—	17,763	—

Gross profit	628,805	594,371	1,187,414	1,132,004
Selling, general and administrative expense	407,862	358,049	793,655	703,475

Operating income	220,943	236,322	393,759	428,529
Interest expense	(16,012)	(1,077)	(31,355)	(2,282)
Other income	1,890	2,932	8,953	5,309

Earnings before income taxes	206,821	238,177	371,357	431,556
Income taxes	66,183	75,733	118,834	138,098

Net earnings	$140,638	162,444	252,523	293,458

Net earnings per share of common stock (basic)	$0.51	0.58	0.91	1.04

Net earnings per share of common stock (diluted)	$0.51	0.57	0.91	1.04

Dividends declared per share of common stock	$0.256	0.224	0.512	0.448

All amounts in thousands except for per share values.

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

OPERATING ACTIVITIES
Net earnings	$252,523	293,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,907	79,189
(Gain) loss on retirements of property, plant and equipment	(306)	2,728
Non-cash share-based compensation	24,264	13,148
(Increase) decrease in:
Accounts receivable	(36,413)	(73,053)
Inventories	(29,847)	(21,606)
Other current assets	(36,958)	(54,006)
Deferred charges and other assets	16,587	19,502
Increase (decrease) in:
Accounts payable and accrued expenses	(94,124)	91,216
Income and other taxes payable	20,420	11,482
Deferred income taxes	(5,177)	4,464
Other noncurrent liabilities	12,118	8,900

Net cash provided by operating activities	215,994	375,422

INVESTING ACTIVITIES
Additions to property, plant and equipment	(149,050)	(97,096)
Proceeds from retirements of property, plant and equipment	17,411	1,781
Acquisition, net of cash acquired	—	(1,477,526)
Purchases of short-term investments	—	(5,900)
Maturities of short-term investments	—	27,381

Net cash used in investing activities	(131,639)	(1,551,360)

FINANCING ACTIVITIES
Dividends paid	(133,552)	(115,853)
Common Stock (purchased) issued, net	(81,734)	17,808
Repayments under the line of credit	—	(90,000)
Borrowings from commercial paper, net	105,475	1,350,000

Net cash (used in) provided by financing activities	(109,811)	1,161,955

Effect of exchange rate changes on cash and cash equivalents	7,283	(29,211)

Net decrease in cash and cash equivalents	(18,173)	(43,194)
Cash and cash equivalents at beginning of period	257,704	628,553

Cash and cash equivalents at end of period	$239,531	585,359

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$102,960	143,775

Interest paid	$26,983	2,282

Interest and dividends received	$3,499	7,847

All amounts in thousands.

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$239,531	257,704
Short-term investments, at amortized cost	1,100	1,100
Accounts receivable
(less allowance for doubtful accounts; 6/30/06 - $8,035; 12/31/05 - $8,013)	465,187	412,931
Inventories:
Finished goods	213,739	213,915
Raw materials, work in process and supplies	324,478	287,810

	538,217	501,725
Other current assets	173,385	131,617

Total current assets	1,417,420	1,305,077
Deferred charges and other assets	261,046	301,540
Goodwill	1,147,486	1,094,219
Other intangibles	414,105	411,105
Property, plant and equipment, at cost	2,469,886	2,332,592
Less accumulated depreciation	1,142,884	1,050,180

Net property, plant and equipment	1,327,002	1,282,412

Total assets	$4,567,059	4,394,353

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and commercial paper	$205,475	100,000
Accounts payable and accrued expenses	648,835	745,628
Dividends payable	71,232	62,459
Income and other taxes payable	94,498	71,707

Total current liabilities	1,020,040	979,794
Other noncurrent liabilities	200,107	200,137
Long term debt	1,000,000	1,000,000

Total liabilities	2,220,147	2,179,931
Stockholders' equity:
Preferred stock - no par value
Authorized - 20,000 shares; Issued - None
Common Stock - no par value
Authorized - 1,000,000 shares
Issued – 223,151 and 199,230 shares at 6/30/06 and 12/31/05, respectively	13,280	13,274
Class B Common Stock - convertible
Authorized - 300,000 shares
Issued – 67,400 and 91,321 shares at 6/30/06 and 12/31/05, respectively	2,216	2,222
Additional paid-in capital	76,063	37,760
Retained earnings	2,815,630	2,702,947
Common Stock and Class B Common Stock in treasury, at cost - 13,034 and 12,039 shares at 6/30/06 and 12/31/05, respectively	(570,867)	(513,763)
Accumulated other comprehensive income (loss)	10,590	(28,018)

Total stockholders' equity	2,346,912	2,214,422

Total liabilities and stockholders' equity	$4,567,059	4,394,353

All amounts in thousands.

Notes to the financial statements begin on page 5 on these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

1.	Basis of Presentation

The Consolidated Statement of Earnings (Condensed) for the three-months and six-months ended June 30, 2006 and 2005, the Consolidated Statement of Cash Flows (Condensed) for the six-months ended June 30, 2006 and 2005, and the Consolidated Balance Sheet (Condensed) at June 30, 2006, are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2005 audited consolidated financial statements, except as discussed in Note 7 regarding SFAS No. 123(R), “Share-Based Payment” adopted on January 1, 2006. These consolidated financial statements (condensed) should be read in conjunction with the 2005 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2005 have been reclassified to conform to the 2006 presentation.

Conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

2.	Stock Dividend and Stock Repurchase

On April 4, 2006, the Company’s stockholders authorized a one-time stock dividend of one share of Class B Common Stock for each four shares of Common Stock issued and one share of Class B Common Stock for each four shares of Class B Common Stock issued. In connection with the distribution of Class B Common Stock to holders of both Common Stock and Class B Common Stock, cash payments were made in lieu of issuing any fractional shares of Class B Common Stock. All share information included in these consolidated financial statements (condensed) has been adjusted to reflect the stock dividend. The Company distributed the one-time stock dividend on May 1, 2006.

On May 19, 2006, the Company’s Board of Directors authorized future stock repurchases of up to $500,000. This new repurchase program will follow the completion of the Share Repurchase Program authorized by the Board of Directors in August 2004, under which approximately $60,000 remains available for repurchase of Company stock.

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

In July 2006, FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” was issued. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The Company is required to adopt FIN 48 at the beginning of fiscal year 2007 and is in the process of determining any potential impact to the financial statements.

4.	Acquisition

As of June 26, 2005, the Company completed a transaction with Kraft Foods Global Inc. to acquire certain confectionery assets. The transaction included the purchase of the Life Savers®, Altoids®, Creme Savers® and Sugus® brands. In addition, the transaction included the purchase of certain production facilities in the United States and Europe. The purchase provides additional diversification in key categories of mints and hard and chewy candy, expands the product offering to customers worldwide, adds scale and brand depth to the innovation pipeline, and increases efficiency across the Company’s supply chain.

4.	(continued)

The results of operations for the businesses acquired have been included in the consolidated financial results of the Company since June 26, 2005.

Cash consideration, including direct acquisition costs, totaled $1,435,393, net of proceeds received from the sale of the Trolli brand and related assets. The acquisition was initially funded with $1,350,000 of commercial paper, negotiated in part for purposes of this transaction, with the remaining amount funded from the Company’s available cash.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The Company determined the fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was recorded as goodwill.

The following table contains the final purchase price allocation, which summarizes the fair values of the assets acquired and liabilities incurred as a result of integration plans, at the date of acquisition.

Inventory	$47,365
Net property, plant and equipment	86,904
Other noncurrent assets	45,808
Intangibles	367,695

Total assets acquired	547,772

Accrued liabilities	23,606

Net assets acquired	$524,166

The fair value of the intangible assets as of the acquisition date is primarily associated with brand names which are not subject to amortization.

Goodwill of $911,227 was recognized in connection with the acquisition, with $826,064 and $85,163 included in the North America and EMEAI segments, respectively. All goodwill recognized for income tax purposes is expected to be deductible.

The Company closed the acquired facility in Bridgend, Wales as of April 18, 2006. Other operations, including co-manufacturers, will also be consolidated over the next two years. The Company recognized severance and other cash closing costs of $23,606 as a result of the Bridgend and other facility closures as well as other asset transfers. These costs, of which $11,102 were paid as of June 30, 2006, were accounted for as part of the purchase price allocation. The majority of the activities should be significantly completed by the first quarter of 2007.

The following table includes the unaudited pro forma combined net sales, earnings, and earnings per share for the three-months and six-months ended June 30, 2005, as if the Company had acquired the confectionery assets as of January 1, 2005.

In determining the unaudited pro forma amounts, income taxes, interest expense and depreciation and amortization of assets have been adjusted to the accounting basis recognized for each in recording the combination.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net sales	$1,144,020	$2,202,284
Net earnings	162,707	293,374
Net earnings per share
Basic	$0.58	$1.04
Diluted	$0.58	$1.04

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

The aggregate charges to the Company’s net earnings to close and reconfigure its facilities are expected to be approximately $95,900 on a pre-tax basis, of which $57,986 had been incurred at June 30, 2006 including $40,223 incurred in fiscal year 2005. The restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. Of the total restructuring costs, the Company expects approximately $81,000 to be reported in the North America segment, with the remaining amount reported in the All Other segment. The restructuring activities should be substantially completed by the end of 2006.

The following table summarizes the activity with respect to the restructuring:

	Employee Separation	Accelerated Depreciation	Closure Costs	Other Costs	Total

Total expected restructuring charge	$39,500	26,800	22,000	7,600	95,900

Cumulative restructuring charge at December 31, 2005	$29,664	9,954	6	599	40,223

Accrued balance at December 31, 2005	$6,549	—	—	599	7,148
First quarter expense	1,744	3,509	2,984	333	8,570
Second quarter expense	1,833	3,099	3,499	762	9,193

Year to date expense	3,577	6,608	6,483	1,095	17,763

Cash payments	(1,826)	—	(5,193)	(1,694)	(8,713)
Noncash utilization	—	(6,608)	(1,290)	—	(7,898)

Accrued balance at June 30, 2006	$8,300	—	—	—	8,300

Cumulative restructuring charge at June 30, 2006	$33,241	16,562	6,489	1,694	57,986

Remaining expected restructuring charge	$6,259	10,238	15,511	5,906	37,914

All expenses are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). Of the total cumulative charge incurred at June 30, 2006, $48,227 was reported in the North America segment, with the remaining $9,759 reported in the All Other segment. Of the total $17,763 charge to expense for the first six months of 2006, $16,258 was reported in the North America segment, with the remaining $1,505 reported in the All Other segment. Of the total $9,193 charge to expense for the second quarter of 2006, $8,775 was reported in the North America segment with the remaining $418 reported in the All Other segment.

6.	Debt

On July 14, 2005, the Company issued $1,000,000 of senior unsecured notes. The senior note offering included $500,000 of five-year notes maturing on July 15, 2010, bearing a coupon interest rate of 4.30% and $500,000 of ten-year notes maturing on July 15, 2015, bearing a coupon interest rate of 4.65%. Interest is payable semi-annually on January 15th and July 15th.

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support commercial paper; however, the Company may also draw on the facility for general corporate purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at June 30, 2006, the Company was compliant. The Company had no borrowings outstanding under the credit facility at June 30, 2006. The Company had $205,475 of commercial paper outstanding at June 30, 2006 bearing an average interest rate of 5.07%.

7.	Stock-Based Compensation

The Company awards share-based compensation under its Management Incentive Plan in the form of stock options, long-term stock grants, stock awards and restricted stock. Stock options are granted at an exercise price equal to the fair market value of common stock at the grant date, vest ratably over a four year period and expire after ten years. Long-term stock grants are earned based on the Company’s total shareholder return relative to the total shareholder return of a peer group index during the five-year cliff vesting period and may be awarded between 0% to 200% of the initial grant.  Stock awards are awarded at a fixed value based upon a formula. Restricted stock is granted at a share price equal to the fair market value of the common stock at the grant date and cliff vests over a two or three year period. The Company issues common stock for share based compensation awards from common stock in treasury.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three-months and six-months ended June 30, 2006 included compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R).  Additionally, as of the beginning of 2006, the Company required that all employees elect their long-term stock grant deferral intentions, which effectively declared most long-term stock grants as equity awards under SFAS No. 123(R) and resulted in reclassifying the balance to additional paid-in capital. Results for prior periods have not been restated.

The fair value of stock options is estimated utilizing the Black-Scholes method.  The fair value of long-term stock grants is estimated utilizing a weighted average payout analysis that estimates probabilities of all possible award points between 0% and 200%. The fair value of restricted stock is based on the grant date fair market value of the Company’s common stock. The total fair value estimates, for each of these awards granted, are recognized net of a 4% per annum estimate for expected forfeitures. The Company will re-evaluate the estimate annually and adjust the forfeiture rate prospectively, as necessary, to ultimately recognize the actual expense based on shares that vest and service provided. Lastly, the fair value of stock awards is based on the specific payout formula to determine the award amount.

During the six-months ended June 30, 2006, the Company granted 362 long-term stock grant target awards with an aggregate gross fair value of $16,293, awarded 74 stock awards with an aggregate fair value of $3,821 and granted 3,277 stock options with an average exercise price and estimated fair value of $46.60 and $8.71 per share, respectively.  There have been no significant exercises or cancellations during the six-months ended June 30, 2006.

The key assumptions used in the Black-Scholes model to estimate the fair value of stock options granted during the six-months ended June 30, 2006 were as follows:

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

4.99%	2.20%	13.50%	6 years

The risk free interest rate was based on U.S. Treasury yields with a remaining term that approximates the expected life of the options granted.  The dividend yield was based on the current dividend yield at the time of the grant.  The expected volatility was based on the historical six year monthly average of the Company’s common stock from the date of grant.  The expected life was based on consideration of the term and vesting period.

Total pre-tax stock-based compensation recognized in the Consolidated Statement of Earnings (Condensed) was $15,290 and $4,581 and related tax benefit was $5,352 and $1,603 for the three-months ended June 30, 2006 and 2005, respectively.  Total pre-tax stock-based compensation recognized in the Consolidated Statement of Earnings (Condensed) was $24,264 and $13,148 and related tax benefit was $8,492 and $4,601 for the six-months ended June 30, 2006 and 2005, respectively.  Compensation expense recognized in 2006 was due to stock options, long-term stock grants, stock awards and restricted stock awards recorded under SFAS No. 123(R) at fair value and recognized ratably over the vesting period, except for stock options issued to retirement-eligible participants, which are recognized on an accelerated basis. Long-term stock grants deferred by employees are classified as other noncurrent liabilities and marked to market each period end. Compensation expense recognized in 2005 was due to

7.	(continued)

long-term stock grants, stock awards and restricted stock awards recorded under APB No. 25 at intrinsic value and recognized ratably over the vesting period. The following table illustrates the effect on net earnings and earnings per share for the three-months and six-months ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net earnings as reported	$162,444	$293,458
Add: stock-based compensation included in net earnings, net of tax	2,978	8,547
Deduct: stock-based compensation expense under the fair value method, net of tax	(7,040)	(15,756)

Pro forma net earnings	$158,382	$286,249

As reported - Basic	$0.58	$1.04
Pro Forma - Basic	$0.56	$1.02
As reported - Diluted	$0.57	$1.04
Pro Forma - Diluted	$0.56	$1.01

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the six months ended June 30, 2006, are $19,163 and $13,031 lower, respectively, than if it had continued to account for stock options under APB No. 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.05 lower than if the Company had continued to account for stock options under APB No. 25.

The total remaining unearned compensation related to all share-based compensation at June 30, 2006 was $88,454 and will be amortized over the weighted average remaining service period of 2.9 years. At June 30, 2006, the total intrinsic value of stock options outstanding and exercisable was $25,015 and $24,060, respectively.  The number of stock options outstanding and exercisable and their related average exercise price and average remaining life at June 30, 2006 was as follows:

Stock Options	Average Exercise Price	Average Remaining Life

15,276 outstanding	$46.91	7.7 years
7,581 exercisable	$44.05	6.3 years

Cash received from the exercise of stock options was $3,018 and $19,135 for the first six months of 2006 and 2005, respectively, and is included in Common Stock issued in the Consolidated Statement of Cash Flows (Condensed).  The intrinsic value of stock options exercised was $731 and $7,624 in 2006 and 2005, respectively.

8.	Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock and long-term stock grants. Dilutive earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of stock options, restricted stock and long-term stock grants. The dilutive effect of stock options, restricted stock and long-term stock grants is calculated under the treasury stock method. Earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net earnings	$140,638	162,444	252,523	293,458

Basic shares outstanding	277,503	281,413	277,485	281,260
Effect of dilutive securities – stock options, restricted stock and long-term stock grants	499	1,306	925	1,345

Dilutive shares outstanding	278,002	282,719	278,410	282,605

Net earnings per share:
Basic	$0.51	0.58	0.91	1.04
Diluted	$0.51	0.57	0.91	1.04

9.	Comprehensive Income

An analysis of comprehensive income is provided below.

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net earnings	$140,638	162,444	252,523	293,458

Changes in accumulated other comprehensive income (loss), before tax:
Foreign currency translation adjustments	24,127	(45,820)	36,220	(67,267)
Unrealized holding loss on securities	—	(173)	—	(1,689)
Gain (loss) on derivative contracts	(9)	(24,766)	2,443	(26,691)

Changes in accumulated other comprehensive income (loss), before tax	24,118	(70,759)	38,663	(95,647)
Income tax (expense) benefit related to changes in accumulated other comprehensive income (loss)	1,754	6,811	(55)	5,268

Changes in accumulated other comprehensive income (loss), net of tax	25,872	(63,948)	38,608	(90,379)

Total comprehensive income	$166,510	98,496	291,131	203,079

10.	Pension and Other Post-retirement Benefit Plans

The following information provides the net periodic costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and non-U.S. pension and post-retirement plans.

The components of net periodic benefit cost are as follows:

	U.S. Plans Three Months Ended June 30,		Non-U.S. Plans Three Months Ended June 30,

	2006	2005	2006	2005

Service cost	$3,500	3,000	3,600	2,700
Interest cost	6,400	6,200	3,200	3,100
Expected return on plan assets	(7,900)	(7,500)	(4,000)	(2,900)
Amortization of unrecognized transition assets	—	—	(100)	(100)
Prior service costs recognized	500	500	100	—
Recognized net actuarial loss	1,300	1,100	600	600
Other pension plans	—	—	500	300

Net periodic benefit cost	$3,800	3,300	3,900	3,700

	U.S. Plans Six Months Ended June 30,		Non-U.S. Plans Six Months Ended June 30,

	2006	2005	2006	2005

Service cost	$7,300	6,400	6,900	5,500
Interest cost	13,300	12,200	6,200	6,100
Expected return on plan assets	(16,500)	(14,500)	(7,700)	(5,900)
Amortization of unrecognized transition assets	—	—	(200)	(200)
Prior service costs recognized	1,000	1,000	200	100
Recognized net actuarial loss	2,800	2,400	1,200	1,200
Other pension plans	—	—	1,000	700

Net periodic benefit cost	$7,900	7,500	7,600	7,500

The Company disclosed in its financial statements for the year ended December 31, 2005 that it did not expect a need to fund the U.S. pension plan in 2006. The Company continues to anticipate not having to fund the U.S. pension plan in 2006. The Company disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $9,000 to the non-U.S. plans in 2006. The Company continues to anticipate having to fund approximately $9,000 to the non-U.S. plans in 2006. During the six-months ended June 30, 2006, no contributions were made to the U.S. plan. During the six-months ended June 30, 2006, $4,200 had been contributed to the non-U.S. plans.

10.	(continued)

The components of net post-retirement benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Service cost	$500	500	1,000	1,200
Interest cost	1,000	800	2,000	1,600
Expected return on plan assets	(700)	(600)	(1,400)	(1,100)
Prior service costs recognized	(100)	(100)	(200)	(100)
Recognized net actuarial loss	400	300	800	600

Net post-retirement benefit cost	$1,100	900	2,200	2,200

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $4,200 to the post-retirement plans in 2006. The Company continues to anticipate having to fund approximately $4,200 to the post-retirement plans in 2006. During the six-months ended June 30, 2006, $2,100 had been contributed to the post-retirement plans.

11.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. Descriptions of the Company’s reportable segments are as follows:

	•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

	•	EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

	•	Asia – These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan and the Philippines.

	•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows.

	Three Months Ended June 30,		Six Months Ended June 30

Net Sales	2006	2005	2006	2005

North America	$440,704	343,220	841,267	650,966
EMEAI	543,919	510,110	987,648	958,027
Asia	162,678	129,528	338,841	269,557
Other geographic regions	44,463	39,369	83,996	79,663
All other	15,053	17,957	30,595	32,361

Net sales	$1,206,817	1,040,184	2,282,347	1,990,574

All Other net sales consist primarily of sales of gum base.

11.	(continued)

	Three Months Ended June 30,		Six Months Ended June 30,

Operating Income	2006	2005	2006	2005

North America	$80,623	97,831	147,577	184,570
EMEAI	153,842	141,879	250,871	251,337
Asia	47,179	36,864	103,818	81,349
Other geographic regions	4,360	2,276	7,754	7,393
All other	(65,061)	(42,528)	(116,261)	(96,120)

Operating income	$220,943	236,322	393,759	428,529

All Other operating income includes corporate expenses such as costs related to research and development, information systems and certain administrative functions as well as operating results from the manufacture and sale of gum base.

PART I – FINANCIAL INFORMATION – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(All amounts in thousands except for per share figures)

RESULTS OF OPERATIONS

Overview

The Wm. Wrigley Jr. Company (the Company) achieved 21% unit volume and 16% sales growth in the second quarter of 2006 compared to the second quarter of 2005 and 22% unit volume and 15% sales growth in the first six months of 2006 compared to the first six months of 2005. Diluted earnings per share were $0.51 in the second quarter of 2006 compared to $0.57 in the second quarter of 2005. The decrease was primarily due to restructuring expense of $0.02 per share related to restructuring activity for the North America production network and stock option expense of $0.03 per share related to the adoption of SFAS No. 123(R) in 2006. Diluted earnings per share were $0.91 in the first six months of 2006 compared to $1.04 in the first six months of 2005. The decrease was primarily due to restructuring expense of $0.04 per share, stock option expense of $0.05 per share and a $0.01 per share decrease related to foreign currency translation. Additionally, contributing to the decrease, for both the second quarter and first six months of 2006, was the dilutive impact, including related debt service costs, of the Company’s acquisition, which closed as of June 26, 2005, of the Altoids®, Life Savers®, Creme Savers®, and Sugus® brands (new confectionery brands), partially offset by continued strength and growth in the Company’s core confectionery businesses.

Volume growth for both the second quarter and first six months of 2006 was driven by the new confectionery brands as well as solid performance of the core businesses across all segments. North America experienced strong volume growth primarily due to the new confectionery brands. EMEAI (principally Europe) experienced steady volume growth led by continued double digit growth in Russia, Ukraine, the Middle East and India. Asia experienced strong volume growth primarily due to continued double digit volume growth in China. Other Geographic Regions (the Pacific and Latin America regions) experienced strong volume growth mainly due to double digit growth in Australia and Mexico.

Foreign currency translation had no impact to diluted earnings per share in the second quarter of 2006 compared to the second quarter of 2005, and a $0.01 negative impact to diluted earnings per share in the first six months of 2006 compared to the first six months of 2005. The $0.01 decrease in the first six months of 2006 was primarily due to translation of weaker EMEAI region and Pacific region currencies to the stronger U.S. dollar partially offset by stronger Asia region currencies to the weaker U.S. dollar. The Company maintains a strong global presence; therefore, future exchange rate fluctuations will continue to impact results of operations.

2006 vs. 2005 Second Quarter

Net Sales

Consolidated net sales for the second quarter of 2006 were $1,206,817, an increase of $166,633 or 16% from the second quarter of 2005. Volume growth increased net sales 17%.  The new confectionery brands increased net sales 9%, with the remaining 8% increase due to strong volume growth across all regions. Unfavorable geographic and product mix decreased net sales 2%. Translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 1%.

North America net sales for the second quarter of 2006 were $440,704, an increase of $97,484 or 28% from the second quarter of 2005. Volume growth was primarily driven by the new confectionery brands, which contributed 26% to the increase in net sales, with the remaining 2% increase in net sales driven by the core business.

EMEAI net sales for the second quarter of 2006 were $543,919, an increase of $33,809 or 7% from the second quarter of 2005. Volume growth increased net sales 8%, primarily led by Russia and Ukraine, where the Orbit® brand led growth, as well as the Middle East and India. Higher selling prices increased net sales 1% and unfavorable geographic mix decreased net sales 2%.

Asia net sales for the second quarter of 2006 were $162,678, an increase of $33,150 or 26% from the second quarter of 2005. Volume growth increased net sales 21%, primarily led by China, where the Doublemint® and Extra® brands led growth. Favorable geographic and product mix increased net sales 2%. Translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 3%.

Other Geographic Regions net sales for the second quarter of 2006 were $44,463, an increase of $5,094 or 13% from the second quarter of 2005. Volume growth increased net sales 18% primarily led by Australia and Mexico, where the Eclipse® brand led growth. Unfavorable price and product mix decreased net sales 3%. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased net sales approximately 2%.

Operating Income

The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended June 30,

	2006	2005

Gross profit	52.1%	57.1%
Selling, general and administrative
Advertising	(10.8)	(11.1)
Merchandising and promotion / other	(4.6)	(5.7)
Selling and other marketing	(10.4)	(10.1)
General and administrative	(8.0)	(7.5)

Total selling, general and administrative (SG&A) *	(33.8)	(34.4)

Operating income*	18.3%	22.7%

*May not total due to rounding

Consolidated operating income for the second quarter of 2006 decreased $15,379 or 7% compared to the second quarter of 2005. Translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 1%. Gross profit increased $34,434 or 6% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 5.0 percentage points compared to the second quarter of 2005. Restructuring charges decreased gross profit margin 0.8 percentage points and stock option expense decreased gross profit margin 0.3 percentage points. The new confectionery brands decreased gross profit margin 2.4 percentage points and the remaining decrease was mainly due to unfavorable product mix as well as a higher percentage of sales from slightly lower profit margin geographies. Translation of stronger foreign currencies increased gross profit approximately 1%. SG&A expense increased $49,813 or 14% from 2005 primarily due to the new confectionery brands, stock option expense in accordance with SFAS No. 123(R), increased selling expenses and increased research and development expense.

North America operating income for the second quarter of 2006 decreased $17,208 or 18% compared to the second quarter of 2005. Gross profit increased $9,402 or 5% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 9.9 percentage points compared to the second quarter of 2005. Restructuring charges decreased gross profit margin 2.0 percentage points and stock option expense decreased gross profit margin 0.5 percentage points. The new confectionery brands decreased gross margins 5.6 percentage points and the remaining decrease was mainly due to unfavorable product mix in the U.S. SG&A expense increased $26,610 or 30% primarily due to investment in the new confectionery brands and stock option expense.

EMEAI operating income for the second quarter of 2006 increased $11,963 or 8% compared to the second quarter of 2005. Gross profit increased $17,712 or 6% from 2005 due to increased net sales partially offset by lower gross profit margin.  Gross profit margin as a percentage of net sales decreased 0.6 percentage points compared to the second quarter of 2005 due to unfavorable product mix partially offset by favorable selling price. SG&A expense increased $5,749 or 3% primarily due to increased selling expense and stock option expense.

Asia operating income for the second quarter of 2006 increased $10,315 or 28% compared to the second quarter of 2005. The translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 3%. Gross profit increased $15,327 or 20% from 2005 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 2.7 percentage points primarily due to unfavorable price/mix in China. Translation of stronger Asian currencies increased gross profit approximately 3%.  SG&A expense increased $5,012 or 12% primarily due to increased brand support and selling expense and stock option expense. The impact of foreign exchange increased SG&A expense approximately 2%.

Other Geographic Regions operating income for the second quarter of 2006 increased $2,084 or 92% compared to the second quarter of 2005. The translation of a weaker Australian dollar to the stronger U.S. dollar decreased operating income approximately 14%. Gross profit increased $747 or 5% from 2005 due to increased net sales partially offset by lower gross profit margin and the impact of exchange. Gross profit margin as a percentage of net sales decreased 3.0 percentage points due to unfavorable product mix and cost. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased gross profit approximately 4%. SG&A expense decreased $1,337 or 10% primarily due to decreased brand support. The impact of foreign exchange decreased SG&A expense approximately 3%.

All Other operating expense for the second quarter of 2006 increased $22,533 or 53% compared to the second quarter of 2005. The increase was primarily due to an increase in research and development expense, stock option expense and separation agreements related to two former executives.

Interest Expense

Interest expense for the second quarter of 2006 was $16,012, up $14,935 compared to the second quarter of 2005. The increase was primarily due to the issuance of long-term debt and commercial paper in mid-2005 to fund the acquisition of the new confectionery brands.

Other Income

Other income for the second quarter of 2006 was $1,890, compared to $2,932 in the second quarter of 2005. The decrease was primarily due to a decrease in investment income as a result of lower cash balances.

Income Taxes

Income taxes for the second quarter of 2006 were $66,183, down $9,550 or 13% from the second quarter of 2005. The decrease was primarily due to the decrease in pretax earnings of $31,356 or 13% as the consolidated effective tax rate was similar for 2006 and 2005 at 32.0% and 31.8%, respectively.

2006 vs. 2005 First Six Months

Net Sales

Consolidated net sales for the first six months of 2006 were $2,282,347, an increase of $291,773 or 15% from the first six months of 2005. Volume growth increased net sales 18%.  The new confectionery brands increased net sales 10%, with the remaining 8% increase due to strong volume across all regions. Unfavorable geographic and product mix decreased net sales 2%. Translation of weaker foreign currencies to the stronger U.S. dollar decreased net sales approximately 1%.

North America net sales for the first six months of 2006 were $841,267, an increase of $190,301 or 29% from the first six months of 2005. Volume growth was primarily driven by the new confectionery brands, which contributed 27% to the increase in net sales, with the remaining 2% increase in net sales driven by the core business.

EMEAI net sales for the first six months of 2006 were $987,648, an increase of $29,621 or 3% from the first six months of 2005. Volume growth increased net sales 7%, primarily led by Russia and Ukraine, where the Orbit® brand led growth, as well as the Middle East and India. Unfavorable geographic mix decreased net sales 1%. Translation of weaker European currencies, primarily the Euro and the British pound, to the stronger U.S. dollar decreased net sales approximately 3%.

Asia net sales for the first six months of 2006 were $338,841, an increase of $69,284 or 26% from the first six months of 2005. Volume growth increased net sales 23%, primarily led by China, where the Doublemint® and Extra® brands led growth. Translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 3%.

Other Geographic Regions net sales for the first six months of 2006 were $83,996, an increase of $4,333 or 5% from the first six months of 2005. Volume growth increased net sales 15%, primarily led by Australia and Mexico, where the Eclipse® brand led growth. Unfavorable product mix decreased net sales 7%. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased net sales approximately 3%.

Operating Income

The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Six Months Ended June 30,

	2006	2005

Gross profit	52.0%	56.9%
Selling, general and administrative
Advertising	(11.1)	(11.5)
Merchandising and promotion / other	(5.1)	(5.4)
Selling and other marketing	(10.6)	(10.3)
General and administrative	(8.0)	(8.1)

Total selling, general and administrative (SG&A) *	(34.8)	(35.3)

Operating income*	17.3%	21.5%

*May not total due to rounding

Consolidated operating income for the first six months of 2006 decreased $34,770 or 8% compared to the first six months of 2005. Translation of weaker European and Pacific currencies to the stronger U.S. dollar decreased operating income approximately 1%. Gross profit increased $55,410 or 5% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 4.9 percentage points compared to the first six months of 2005. Restructuring charges decreased gross profit margin 0.8 percentage points and stock option expense decreased gross margin 0.2 percentage points. The new confectionery brands decreased gross profit margin 2.4 percentage points and the remaining decrease was mainly due to unfavorable product mix as well as a higher percentage of sales from slightly lower margin geographies. Translation of weaker foreign currencies decreased gross profit approximately 1%.  SG&A expense increased $90,180 or 13% from 2005 primarily due to the new confectionery brands, stock option expense recorded in accordance with SFAS No. 123(R), increased selling expenses, brand support and increased research and development expense. Translation of weaker foreign currencies to the stronger U.S. dollar decreased SG&A expense approximately 1%.

North America operating income for the first six months of 2006 decreased $36,993 or 20% compared to the first six months of 2005. Gross profit increased $25,319 or 7% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 9.4 percentage points compared to the first six months of 2005. Restructuring charges decreased gross profit margin 2.0 percentage points and stock option expense decreased gross profit margin 0.5 percentage points. The new confectionery brands decreased gross margin 5.4 percentage points and the remaining decrease was mainly due to unfavorable product mix in the U.S. SG&A expense increased $62,312 or 36% primarily due to investment in the new confectionery brands and stock option expense.

EMEAI operating income for the first six months of 2006 decreased $466 compared to the first six months of 2005. The translation of weaker currencies to the stronger U.S. dollar decreased operating income approximately 3%. Gross profit increased $4,542 or 1% from 2005 due to increased net sales partially offset by lower gross profit margin.  Gross profit margin as a percentage of net sales decreased 1.4 percentage points primarily due to unfavorable product mix and slightly higher product costs partially offset by higher selling prices.  Translation of weaker currencies decreased gross profit approximately 3%.  SG&A expense increased $5,008 or 2% primarily due to increased selling expense to expand sales force capabilities and stock option expense.

Asia operating income for the first six months of 2006 increased $22,469 or 28% compared to the first six months of 2005. The translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 3%. Gross profit increased $34,073 or 21% from 2005 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 2.1 percentage points primarily due to unfavorable price/mix in China. Translation of stronger Asian currencies increased gross profit approximately 2%. SG&A expense increased $11,604 or 15% primarily due to increased brand support and administrative expenses and stock option expense. The impact of foreign exchange increased SG&A expense approximately 2%.

Other Geographic Regions operating income for the first six months of 2006 increased $361 or 5% compared to the first six months of 2005. The translation of a weaker Australian dollar to the stronger U.S. dollar decreased operating income approximately 14%. Gross profit decreased $796 or 2% from 2005 due to increased net sales offset by lower gross profit margin and the impact of exchange. Gross profit margin as a percentage of net sales decreased 3.1 percentage points primarily due to unfavorable product mix and cost. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased gross profit approximately 5%. SG&A expense decreased $1,157 or 5% primarily due to decreased brand support offset by increased selling expense. The impact of foreign exchange decreased SG&A expense approximately 3%.

All Other operating expense for the first six months 2006 increased $20,141 or 21% compared to the first six months of 2005. The increase was primarily due to an increase in research and development expense, stock option expense and separation agreements related to two former executives partially offset by a nonrecurring 2005 cost associated with a shareholder approved increase in authorized shares.

Interest Expense

Interest expense for the first six months of 2006 was $31,355, up $29,073 from the first six months of 2005. The increase was primarily due to the issuance of long-term debt and commercial paper in mid-2005 to fund the acquisition of the new confectionery brands.

Other Income

Other income for the first six months of 2006 was $8,953, compared to $5,309 in the first six months of 2005. The increase was primarily due to a gain recognized on the sale of property in the EMEAI region and other nonrecurring items partially offset by a decrease in investment income as a result of lower cash balances.

Income Taxes

Income taxes for the first six months of 2006 were $118,834, down $19,264 or 14% from the first six months of 2005. The decrease was primarily due to the decrease in pretax earnings of $60,199 or 14% as the consolidated effective tax rate was the same for 2006 and 2005 at 32.0%.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first six months of 2006 was $215,994 compared to $375,422 for the same period in 2005. The decrease was primarily due to increased working capital investment mainly related to timing of settlement of payables and accruals. The Company’s current ratio (current assets divided by current liabilities) was approximately 1.4 to 1 at June 30, 2006 compared to approximately 1.3 at December 31, 2005.

Additions to Property, Plant, and Equipment

Capital expenditures for the first six months of 2006 were $149,050 compared to $97,096 in the first six months of 2005. The increase was primarily due to the acquisition of certain property and real estate and higher spending on worldwide capacity. For the full year 2006, capital expenditures are expected to increase from 2005 and are planned to be funded from the Company’s cash flow from operations.

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

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support the commercial paper borrowings; however, the Company may also draw on the facility for general corporate purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at June 30, 2006, the Company was compliant. The Company had no borrowings outstanding under the credit facility at June 30, 2006. The Company had $205,475 of commercial paper outstanding at June 30, 2006 bearing an average interest rate of 5.07%.

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

Item 4 - Controls and Procedures

(i)          Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(ii)          Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – FINANCIAL INFORMATION – ITEM 2c

REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(1)(2)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Plan (d)

April 1st – April 30th	—	—	—	$62,481,000
May 1st – May 31st	600	$47.09	—	$562,481,000
June 1st – June 30th	—	—	—	$562,481,000

(1)

Represents actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of August 18, 2004 to purchase up to $300,000,000 of shares and May 19, 2006 to purchase up to $500,000,000 of shares, in the open market. At June 30, 2006, $562,481,000 remains available for repurchase under the program. The program will expire when the authorized amount is completely utilized.

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

WM. WRIGLEY JR. COMPANY

(Registrant)

By	/s/ SHAUN MARA

Shaun Mara
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	8/9/06

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

1.	Underwriting Agreement

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

10(u).

Voluntary Separation Agreement and General Release dated May 1, 2006, between Wm. Wrigley Jr. Company and Mr. Ronald V. Waters is incorporated herein by reference to Exhibit 10(u) to the Company’s From 10-Q filed on May 10, 2006.

10(v).

Voluntary Separation Agreement and General Release effective July 12, 2006 between Wm. Wrigley Jr. Company and Mr. Darrell Splithoff is incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 18, 2006.

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