Form 10-Q
period 2006-09-30
WRIGLEY WM JR CO
filed 2006-11-07
CIK 108601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

217,955,812 shares of Common Stock and 59,905,520 shares of Class B Common Stock were outstanding as of October 31, 2006.

PART I – FINANCIAL INFORMATION – ITEM 1

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share values)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$1,179,372	1,062,388	3,461,719	3,052,962
Cost of sales	547,116	485,986	1,624,286	1,344,556
Restructuring charges	6,388	6,136	24,151	6,136

Gross profit	625,868	570,266	1,813,282	1,702,270
Selling, general and administrative expense	398,280	366,863	1,191,935	1,070,338

Operating income	227,588	203,403	621,347	631,932
Interest expense	(15,597)	(14,559)	(46,952)	(16,841)
Other income	1,399	1,918	10,352	7,227

Earnings before income taxes	213,390	190,762	584,747	622,318
Income taxes	65,361	61,044	184,195	199,142

Net earnings	$148,029	129,718	400,552	423,176

Net earnings per share of common stock (basic)	$0.53	0.46	1.44	1.50

Net earnings per share of common stock (diluted)	$0.53	0.46	1.44	1.50

Dividends declared per share of common stock	$0.256	0.224	0.768	0.672

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)
(All amounts in thousands)

	Nine Months Ended September 30,

	2006	2005

OPERATING ACTIVITIES
Net earnings	$400,552	423,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	136,565	123,493
Net loss on retirements of property, plant and equipment	2,162	5,140
Non-cash share-based compensation	35,135	20,237
(Increase) decrease in:
Accounts receivable	(47,144)	(105,008)
Inventories	(88,341)	(73,892)
Other current assets	(43,553)	(48,087)
Deferred charges and other assets	11,154	17,615
Increase (decrease) in:
Accounts payable and accrued expenses	(68,223)	114,244
Income and other taxes payable	12,571	17,564
Deferred income taxes	873	(3,886)
Other noncurrent liabilities	19,731	12,004

Net cash provided by operating activities	371,482	502,600

INVESTING ACTIVITIES
Additions to property, plant and equipment	(207,860)	(160,540)
Proceeds from retirements of property, plant and equipment	16,633	9,294
Acquisition, net of cash acquired	—	(1,474,157)
Purchases of short-term investments	—	(7,484)
Maturities of short-term investments	—	27,380

Net cash used in investing activities	(191,227)	(1,605,507)

FINANCING ACTIVITIES
Dividends paid	(204,601)	(178,860)
Common Stock purchased and issued, net	(77,271)	(63,922)
Debt issuance costs	—	(16,375)
Repayments under the line of credit	—	(90,000)
Borrowings from commercial paper, net	61,500	250,000
Borrowings of long-term debt	—	1,000,000

Net cash (used in) provided by financing activities	(220,372)	900,843

Effect of exchange rate changes on cash and cash equivalents	7,994	(21,397)

Net decrease in cash and cash equivalents	(32,123)	(223,461)
Cash and cash equivalents at beginning of period	257,704	628,553

Cash and cash equivalents at end of period	$225,581	405,092

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$175,153	214,550

Interest paid	$52,773	7,631

Interest and dividends received	$5,600	11,900

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)
(All amounts in thousands)

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,581	257,704
Short-term investments, at amortized cost	1,100	1,100
Accounts receivable (less allowance for doubtful accounts; 9/30/06 - $8,784; 12/31/05 - $8,013)	475,166	412,931
Inventories:
Finished goods	255,614	213,915
Raw materials, work in process and supplies	342,310	287,810

	597,924	501,725
Other current assets	172,725	131,617

Total current assets	1,472,496	1,305,077
Deferred charges and other assets	268,480	301,540
Goodwill	1,148,998	1,094,219
Other intangibles	414,835	411,105
Property, plant and equipment, at cost	2,526,194	2,332,592
Less accumulated depreciation	1,179,955	1,050,180

Net property, plant and equipment	1,346,239	1,282,412

Total assets	$4,651,048	4,394,353

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and commercial paper	$161,500	100,000
Accounts payable and accrued expenses	677,371	745,628
Dividends payable	71,046	62,459
Income and other taxes payable	84,988	71,707

Total current liabilities	994,905	979,794
Other noncurrent liabilities	215,327	200,137
Long term debt	1,000,000	1,000,000

Total liabilities	2,210,232	2,179,931
Stockholders’ equity:
Preferred stock - no par value
Authorized - 20,000 shares; Issued - None
Common Stock - no par value
Authorized - 1,000,000 shares
Issued – 227,645 and 199,230 shares at 9/30/06 and 12/31/05, respectively	13,280	13,274
Class B Common Stock - convertible
Authorized - 300,000 shares
Issued – 62,906 and 91,321 shares at 9/30/06 and 12/31/05, respectively	2,216	2,222
Additional paid-in capital	83,723	37,760
Retained earnings	2,891,961	2,702,947
Common Stock and Class B Common Stock in treasury, at cost - 12,944 and 12,039 shares at 9/30/06 and 12/31/05, respectively	(565,063)	(513,763)
Accumulated other comprehensive income (loss)	14,699	(28,018)

Total stockholders’ equity	2,440,816	2,214,422

Total liabilities and stockholders’ equity	$4,651,048	4,394,353

Notes to the financial statements begin on page 5 on these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

1.	Basis of Presentation

The Consolidated Statement of Earnings (Condensed) for the three months and nine months ended September 30, 2006 and 2005, the Consolidated Statement of Cash Flows (Condensed) for the nine months ended September 30, 2006 and 2005, and the Consolidated Balance Sheet (Condensed) at September 30, 2006, are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2005 audited consolidated financial statements, except as discussed in Note 7 regarding SFAS No. 123(R), “Share-Based Payment” adopted on January 1, 2006. These consolidated financial statements (condensed) should be read in conjunction with the 2005 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2005 have been reclassified to conform to the 2006 presentation.

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

On May 19, 2006, the Company’s Board of Directors authorized additional stock repurchases of up to $500,000. This new repurchase program will follow the completion of the Share Repurchase Program authorized by the Board of Directors in August 2004, under which approximately $60,000 remains available for repurchase of Company stock.

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

In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132(R)” was issued.  Adoption of SFAS No. 158 will result in additional liabilities and assets recorded in the Company’s balance sheet at December 31, 2006 to reflect the funded status of the Company’s plans with the corresponding unrecognized losses and gains recorded as a component of accumulated other comprehensive income (loss) decreasing equity. The Company’s earnings and cash flows will not be affected.  The Company is required to adopt SFAS No. 158 at the end of fiscal year 2006 and is in the process of quantifying the impact to the financial statements.

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

The following table includes the unaudited pro forma combined net sales, earnings, and earnings per share for the nine months ended September 30, 2005, as if the Company had acquired the confectionery assets as of January 1, 2005.

4.	(continued)

In determining the unaudited pro forma amounts, income taxes, interest expense and depreciation and amortization of assets have been adjusted to the accounting basis recognized for each in recording the combination.

Nine Months Ended September 30, 2005

Net sales	$3,265,596
Net earnings	424,452
Net earnings per share
Basic	$1.51
Diluted	$1.50

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

5.	Restructuring

During the second quarter of 2005, the Company announced plans to restructure its North America production network in order to maximize supply chain efficiencies. As a result, the Company plans to close its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, transferring production to remaining facilities. The Company plans to prepare the properties for sale upon final closure.

The aggregate charges to the Company’s net earnings to close and reconfigure its facilities are expected to be approximately $95,900 on a pre-tax basis, of which $64,374 had been incurred at September 30, 2006 including $40,223 incurred in fiscal year 2005. The restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. Of the total restructuring costs, the Company expects to incur approximately $81,000 in the North America segment and $14,900 in the All Other segment. The restructuring activities should be substantially completed by the end of 2006.

	Employee Separation	Accelerated Depreciation	Closure Costs	Other Costs	Total

Total expected restructuring charge	$39,500	26,800	22,000	7,600	95,900

Cumulative restructuring charge at December 31, 2005	$29,664	9,954	6	599	40,223

Accrued balance at December 31, 2005	$6,549	—	—	599	7,148
First quarter expense	1,744	3,509	2,984	333	8,570
Second quarter expense	1,833	3,099	3,499	762	9,193
Third quarter expense	2,483	3,217	(120)	808	6,388

Year to date expense	6,060	9,825	6,363	1,903	24,151

Cash payments	(3,348)	—	(5,148)	(2,502)	(10,998)
Noncash utilization	—	(9,825)	(1,215)	—	(11,040)

Accrued balance at September 30, 2006	$9,261	—	—	—	9,261

Cumulative restructuring charge at September 30, 2006	$35,724	19,779	6,369	2,502	64,374

Remaining expected restructuring charge	$3,776	7,021	15,631	5,098	31,526

All expenses are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). The Company has incurred a cumulative charge for all activities to date at September 30, 2006 of $64,374, including $52,944 in the North America segment with the remaining $11,430 in the All Other segment. The Company incurred a $6,388 charge for the third quarter of 2006, including $4,717 in the North America segment with the remaining $1,671 in the All Other segment.  The Company incurred a $24,151 charge for the first nine months of 2006, including $20,975 in the North America segment with the remaining $3,176 in the All Other segment. The Company incurred a $6,136 charge for the first nine months and third quarter of 2005, including $5,397 in the North America segment with the remaining $739 in the All Other segment.

5.	(continued)

The Company expects to recognize a gain upon the sales of the properties; however, the amount will depend on certain activities, some of which are external and beyond the Company’s control. The restructuring charges discussed herein are exclusive of any potential gain on the sales of these properties.

6.	Debt

On July 14, 2005, the Company issued $1,000,000 of senior unsecured notes. The senior note offering included $500,000 of five-year notes maturing on July 15, 2010, bearing a coupon interest rate of 4.30% and $500,000 of ten-year notes maturing on July 15, 2015, bearing a coupon interest rate of 4.65%. Interest is payable semi-annually on January 15th and July 15th.

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support commercial paper; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at September 30, 2006, the Company was compliant. The Company had no borrowings outstanding under the credit facility at September 30, 2006. The Company had $161,500 of commercial paper outstanding at September 30, 2006 bearing an average interest rate of 5.26%.

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

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three months and nine months ended September 30, 2006 included compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and those granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R).  Additionally, as of the beginning of 2006, the Company required that all employees elect their long-term stock grant deferral intentions, which effectively declared most long-term stock grants as equity awards under SFAS No. 123(R) and resulted in reclassifying the liability to additional paid-in capital. Results for prior periods have not been restated.

The fair value of stock options is estimated utilizing the Black-Scholes method.  The fair value of long-term stock grants is estimated utilizing a weighted average payout analysis that estimates probabilities of all possible award points between 0% and 200%. The fair value of restricted stock is based on the grant date fair market value of the Company’s common stock. The total fair value estimates, for each of these awards granted, are recognized net of a 4% per annum estimate for expected forfeitures. The Company re-evaluates the estimate annually and adjusts the forfeiture rate prospectively, as necessary, to ultimately recognize the actual expense based on service provided and shares vested. Lastly, the fair value of stock awards is based on the specific payout formula to determine the award amount.

During the nine months ended September 30, 2006, the Company granted 362 long-term stock grant target awards with an aggregate gross fair value of $16,293, awarded 74 stock awards with an aggregate fair value of $3,821 and granted 3,379 stock options with an average exercise price and estimated fair value of $46.58 and $8.71 per share, respectively.  There have been no significant exercises

7.	(continued)

or cancellations during the nine months ended September 30, 2006. The key assumptions used in the Black-Scholes model to estimate the fair value of stock options granted during the nine months ended September 30, 2006 were as follows:

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

Total pre-tax stock-based compensation recognized in the Consolidated Statement of Earnings (Condensed) was $10,871 and $7,089 and related tax benefit was $3,327 and $2,481 for the three months ended September 30, 2006 and 2005, respectively.  Total pre-tax stock-based compensation recognized in the Consolidated Statement of Earnings (Condensed) was $35,135 and $20,237 and related tax benefit was $11,068 and $7,082 for the nine months ended September 30, 2006 and 2005, respectively.  Compensation expense recognized in 2006 was due to stock options, long-term stock grants, stock awards and restricted stock awards recorded under SFAS No. 123(R) at fair value and recognized ratably over the vesting period, except for stock options issued to retirement-eligible participants, which are recognized on an accelerated basis. Long-term stock grants deferred by employees are classified as other noncurrent liabilities and marked to market each period end. Compensation expense recognized in 2005 was due to long-term stock grants, stock awards and restricted stock awards recorded under APB No. 25 at intrinsic value and recognized ratably over the vesting period. The following table illustrates the effect on net earnings and earnings per share for the three months and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net earnings as reported	$129,718	$423,176
Add: stock-based compensation included in net earnings, net of tax	4,608	13,155
Deduct: stock-based compensation expense under the fair value method, net of tax	(8,668)	(24,424)

Pro forma net earnings	$125,658	$411,907

As reported - Basic	$0.46	$1.50
Pro Forma - Basic	$0.45	$1.46
As reported - Diluted	$0.46	$1.50
Pro Forma - Diluted	$0.45	$1.46

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the nine months ended September 30, 2006, were $26,565 and $18,197 lower, respectively, than if it had continued to account for stock options under APB No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.07 lower than if the Company had continued to account for stock options under APB No. 25.

The total remaining unearned compensation related to all share-based compensation at September 30, 2006 was $80,556 and will be amortized over the weighted average remaining service period of 2.7 years. At September 30, 2006, the total intrinsic value of stock options outstanding and exercisable was $24,759 and $23,880, respectively.  The number of stock options outstanding and exercisable and their related average exercise price and average remaining life at September 30, 2006 were as follows:

Stock Options	Average Exercise Price	Average Remaining Life

15,133 outstanding	$46.90	7.4 years
7,547 exercisable	$44.11	6.1 years

7.	(continued)

Cash received from the exercise of stock options was $7,090 and $59,273 for the first nine months of 2006 and 2005, respectively, and is included in Common Stock issued in the Consolidated Statement of Cash Flows (Condensed).  The intrinsic value of stock options exercised was $979 and $24,285 in 2006 and 2005, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net earnings	$148,029	129,718	400,552	423,176

Basic shares outstanding	277,546	281,303	277,506	281,274
Effect of dilutive securities – stock options, restricted stock and long-term stock grants	452	1,343	767	1,344

Dilutive shares outstanding	277,998	282,646	278,273	282,618

Net earnings per share:
Basic	$0.53	0.46	1.44	1.50
Diluted	$0.53	0.46	1.44	1.50

9.	Comprehensive Income

An analysis of comprehensive income is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net earnings	$148,029	129,718	400,552	423,176

Changes in accumulated other comprehensive income (loss), before tax:
Foreign currency translation adjustments	5,684	11,459	41,904	(55,808)
Unrealized holding loss on securities	—	(207)	—	(1,896)
Gain (loss) on derivative contracts	(2,542)	23,972	(99)	(2,719)

Changes in accumulated other comprehensive income (loss), before tax	3,142	35,224	41,805	(60,423)
Income tax (expense) benefit related to changes in accumulated other comprehensive income (loss)	967	(6,374)	912	(1,106)

Changes in accumulated other comprehensive income (loss), net of tax	4,109	28,850	42,717	(61,529)

Total comprehensive income	$152,138	158,568	443,269	361,647

10.	Pension and Other Post-retirement Benefit Plans

The following information provides the net periodic benefit costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and non-U.S. pension and post-retirement plans.

The components of net periodic benefit cost are as follows:

	U.S. Plans Three Months Ended September 30,		Non-U.S. Plans Three Months Ended September 30,

	2006	2005	2006	2005

Service cost	$4,000	3,100	3,300	2,600
Interest cost	7,200	6,200	3,300	2,900
Expected return on plan assets	(9,000)	(7,500)	(4,100)	(2,900)
Amortization of unrecognized transition assets	—	—	(100)	(100)
Prior service costs recognized	600	600	100	100
Recognized net actuarial loss	1,500	1,100	600	600
Other pension plans	—	—	400	200

Net periodic benefit cost	$4,300	3,500	3,500	3,400

	U.S. Plans Nine Months Ended September 30,		Non-U.S. Plans Nine Months Ended September 30,

	2006	2005	2006	2005

Service cost	$11,300	9,500	10,200	8,100
Interest cost	20,500	18,400	9,500	9,000
Expected return on plan assets	(25,500)	(22,000)	(11,800)	(8,800)
Amortization of unrecognized transition assets	—	—	(300)	(300)
Prior service costs recognized	1,600	1,600	300	200
Recognized net actuarial loss	4,300	3,500	1,800	1,800
Other pension plans	—	—	1,400	900

Net periodic benefit cost	$12,200	11,000	11,100	10,900

The Company disclosed in its financial statements for the year ended December 31, 2005 that it did not expect a need to fund the U.S. pension plan in 2006. The Company currently anticipates funding up to $5,000 for the U.S. pension plan in 2006. The Company disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $9,000 to the non-U.S. plans in 2006. The Company currently anticipates funding approximately $14,500 to the non-U.S. plans in 2006. During the nine months ended September 30, 2006, no contributions were made to the U.S. plan. During the nine months ended September 30, 2006, the Company contributed $11,400 to the non-U.S. plans.

10.	(continued)

The components of net post-retirement benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Service cost	$700	400	1,700	1,600
Interest cost	1,300	800	3,300	2,400
Expected return on plan assets	(900)	(600)	(2,300)	(1,700)
Prior service costs recognized	(100)	(100)	(300)	(200)
Recognized net actuarial loss	500	300	1,300	900

Net post-retirement benefit cost	$1,500	800	3,700	3,000

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $4,200 to the post-retirement plans in 2006. The Company continues to anticipate funding approximately $4,200 to the post-retirement plans in 2006. During the nine months ended September 30, 2006, the Company contributed $3,200 to the post-retirement plans.

11.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. Descriptions of the Company’s reportable segments are as follows:

	•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

	•	EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

	•	Asia – These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan and the Philippines.

	•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,

Net Sales	2006	2005	2006	2005

North America	$444,425	415,860	1,285,692	1,066,826
EMEAI	539,966	480,663	1,527,614	1,438,690
Asia	130,928	106,873	469,769	376,430
Other geographic regions	48,099	44,458	132,095	124,121
All other	15,954	14,534	46,549	46,895

Net sales	$1,179,372	1,062,388	3,461,719	3,052,962

All Other net sales consist primarily of sales of gum base.

11.	(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,

Operating Income	2006	2005	2006	2005

North America	$100,731	93,954	248,308	278,524
EMEAI	164,309	134,506	415,180	385,843
Asia	24,681	20,132	128,499	101,481
Other geographic regions	6,449	6,729	14,203	14,122
All other	(68,582)	(51,918)	(184,843)	(148,038)

Operating income	$227,588	203,403	621,347	631,932

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

PART I – FINANCIAL INFORMATION – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(All amounts in thousands except for per share figures)

RESULTS OF OPERATIONS

Overview
 The Wm. Wrigley Jr. Company (the Company) achieved 9% unit volume and 11% sales growth in the third quarter of 2006 compared to the third quarter of 2005 and 18% unit volume and 13% sales growth in the first nine months of 2006 compared to the first nine months of 2005. Diluted earnings per share were $0.53 in the third quarter of 2006 compared to $0.46 in the third quarter of 2005. The increase was primarily due to strength and growth across most segments, the positive impact of exchange, and a $0.01 per share benefit from adjusting the Company’s effective tax rate offset by stock option expense of $0.02 per share related to the adoption of SFAS No. 123(R) in 2006. The third quarter of 2006 and 2005 included similar restructuring expense related to the North America production network. Diluted earnings per share were $1.44 in the first nine months of 2006 compared to $1.50 in the first nine months of 2005. The decrease was primarily due to restructuring expense of $0.05 per share in the first nine months of 2006 compared to $0.01 in the first nine months of 2005 and incremental stock option expense of $0.07 per share. Additionally, contributing to the decrease for the first nine months of 2006, was the dilutive impact, including related debt service costs, of the Company’s acquisition, which closed as of June 26, 2005, of the Altoids®, Life Savers®, Creme Savers®, and Sugus® brands (new confectionery brands), offset by continued strength and growth in the Company’s core confectionery businesses.

Volume growth for the third quarter of 2006 was driven by solid performance across all segments, particularly in the Asia and EMEAI segments. Volume growth for the first nine months of 2006 was driven by the incremental volume for the new confectionery brands in the first six months in 2006 as well as solid performance of the core businesses across all segments. North America experienced strong volume growth primarily due to the addition of the new confectionery brands to the portfolio. EMEAI (principally Europe) experienced steady volume growth led by continued double digit growth in Russia, Ukraine, India and the Middle East. Asia experienced strong volume growth primarily due to continued double digit volume growth in China. Other Geographic Regions (the Pacific and Latin America regions) experienced strong volume growth mainly due to double digit growth in Australia and Mexico.

Foreign currency translation had a $0.01 positive impact to dilutive earnings per share in the third quarter of 2006 compared to the third quarter of 2005 and no impact to diluted earnings per share in the first nine months of 2006 compared to the first nine months of 2005. The $0.01 increase in the third quarter of 2006 was primarily due to translation of stronger EMEAI region and Asia region currencies to the weaker U.S. dollar partially offset by weaker Pacific region currencies to the stronger U.S. dollar. The Company maintains a strong global presence; therefore, future exchange rate fluctuations will continue to impact results of operations.

2006 vs. 2005 Third Quarter

Net Sales
 Consolidated net sales for the third quarter of 2006 were $1,179,372, an increase of $116,984 or 11% from the third quarter of 2005. Volume growth across all segments increased net sales 10%, while unfavorable price/mix decreased net sales 1%. Translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 2%.

North America net sales for the third quarter of 2006 were $444,425, an increase of $28,565 or 7% from the third quarter of 2005. Volume growth primarily drove the increase in net sales led by the U.S. where Orbit®, Life Savers® and the new Doublemint® Twins™ mint led growth.

EMEAI net sales for the third quarter of 2006 were $539,966, an increase of $59,303 or 12% from the third quarter of 2005. Volume growth increased net sales 6%, primarily led by Russia and Ukraine, where the Orbit® brand led growth, as well as India and the Middle East. Favorable price/mix increased net sales 3%. Translation of stronger European currencies, primarily the Euro and the British pound, to the weaker U.S. dollar increased net sales approximately 3%.

Asia net sales for the third quarter of 2006 were $130,928, an increase of $24,055 or 23% from the third quarter of 2005. Volume growth increased net sales 25%, primarily led by China, where the Extra® and Doublemint® brands led growth. Unfavorable price/mix decreased net sales 4%. Translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 2%.

Other Geographic Regions net sales for the third quarter of 2006 were $48,099, an increase of $3,641 or 8% from the third quarter of 2005. Volume growth increased net sales 11% primarily led by Australia and Mexico, where the Eclipse® brand led growth.

Unfavorable product mix decreased net sales 2%. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased net sales approximately 1%.

Operating Income
 The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended September 30,

	2006	2005

Gross profit	53.1%	53.7%
Selling, general and administrative
Advertising	(10.0)	(10.7)
Merchandising and promotion / other	(5.0)	(5.5)
Selling and other marketing	(10.6)	(10.2)
General and administrative	(8.2)	(8.1)

Total selling, general and administrative (SG&A) *	(33.8)	(34.5)

Operating income*	19.3%	19.1%

*May not total due to rounding

Consolidated operating income for the third quarter of 2006 increased $24,185 or 12% compared to the third quarter of 2005. Translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 3%. Gross profit increased $55,602 or 10% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 0.6 percentage points compared to the third quarter of 2005 primarily due to slightly higher product cost. Restructuring charges decreased gross profit margin similarly in both quarters. Translation of stronger foreign currencies increased gross profit approximately 3%.  SG&A expense increased $31,417 or 9% from 2005 primarily due to stock option expense recognized in accordance with SFAS No. 123(R), increased selling expenses, and research and development expense.

North America operating income for the third quarter of 2006 increased $6,777 or 7% compared to the third quarter of 2005. Gross profit increased $10,055 or 5% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 0.9 percentage points compared to the third quarter of 2005 primarily due to higher product cost. Restructuring charges decreased gross profit margin 1.0 percentage points in the third quarter of 2006 and 1.5 percentage points in the third quarter of 2005. SG&A expense increased $3,278 or 3% primarily due to stock option expense.

EMEAI operating income for the third quarter of 2006 increased $29,803 or 22% compared to the third quarter of 2005. Translation of foreign currencies to the U.S. dollar increased operating income approximately 4%. Gross profit increased $43,618 or 15% from 2005 due to increased net sales and higher gross profit margin.  Gross profit margin as a percentage of net sales increased 1.4 percentage points compared to the third quarter of 2005 partially due to favorable price/mix and lower product cost. Translation of foreign currencies to the U.S. dollar increased gross profit approximately 4%. SG&A expense increased $13,815 or 9% primarily due to increased selling expense and stock option expense. Translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 4%.

Asia operating income for the third quarter of 2006 increased $4,549 or 23% compared to the third quarter of 2005. The translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 1%. Gross profit increased $9,074 or 15% from 2005 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 3.5 percentage points primarily due to unfavorable price/mix. Translation of stronger Asian currencies increased gross profit approximately 2%. SG&A expense increased $4,525 or 11% primarily due to increased selling expense to support growth in China and stock option expense. The impact of foreign exchange increased SG&A expense approximately 2%.

Other Geographic Regions operating income for the third quarter of 2006 decreased $280 or 4% compared to the third quarter of 2005. The translation of a weaker Australian dollar to the stronger U.S. dollar decreased operating income approximately 1%. Gross profit increased $1,623 or 9% from 2005 due to increased net sales and higher gross profit margin partially offset by the impact of exchange. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased gross profit approximately 1%. SG&A expense increased $1,903 or 15% primarily due to increased selling expense and general and administrative expense in Australia. The impact of foreign exchange decreased SG&A expense approximately 2%.

All Other operating expense for the third quarter of 2006 increased $16,664 or 32% compared to the third quarter of 2005. The increase was primarily due to stock option expense and higher supply chain operational costs.

Interest Expense
 Interest expense for the third quarter of 2006 was $15,597, up $1,038 compared to the third quarter of 2005 primarily due to an increase in short-term interest rates.

Other Income
Other income for the third quarter of 2006 was $1,399, compared to $1,918 in the third quarter of 2005. The decrease was primarily due to a decrease in investment income as a result of lower cash balances.

Income Taxes
 Income taxes for the third quarter of 2006 were $65,361, up $4,317 or 7% from the third quarter of 2005. The increase was primarily due to the increase in pretax earnings of $22,628 or 12% offset by a decrease in the consolidated effective tax rate from 32.0% for 2005 to 30.6% for 2006. The decrease in the effective tax rate was due to a favorable geographic mix of pretax earnings.

2006 vs. 2005 First Nine Months

Net Sales
 Consolidated net sales for the first nine months of 2006 were $3,461,719, an increase of $408,757 or 13% from the first nine months of 2005. Volume growth increased net sales 15%.  Strong volume across all regions increased net sales 9% and the incremental volume of the acquired new confectionery brands for the first six months of 2006 increased net sales 6%. Unfavorable geographic and product mix decreased net sales approximately 2%. Overall translation of foreign currencies to the U.S. dollar had a minimal impact on net sales.

North America net sales for the first nine months of 2006 were $1,285,692, an increase of $218,866 or 21% from the first nine months of 2005. Volume growth increased net sales 20%. Volume growth was primarily driven by the incremental volume from the new confectionery brands for the first six months of 2006, which contributed 16% to the increase in net sales, with the remaining 4% increase in net sales driven by the core business. Translation of a stronger Canadian dollar to the weaker U.S. dollar increased net sales approximately 1%.

EMEAI net sales for the first nine months of 2006 were $1,527,614, an increase of $88,924 or 6% from the first nine months of 2005. Volume growth increased net sales 7%, primarily led by Russia and Ukraine, where the Orbit® brand led growth, as well as India and the Middle East. Translation of weaker European currencies, primarily the Euro and the British pound, to the stronger U.S. dollar decreased net sales approximately 1%.

Asia net sales for the first nine months of 2006 were $469,769, an increase of $93,339 or 25% from the first nine months of 2005. Volume growth increased net sales 23%, primarily led by China, where the Extra® and Doublemint® brands led growth. Translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 2%.

Other Geographic Regions net sales for the first nine months of 2006 were $132,095, an increase of $7,974 or 6% from the first nine months of 2005. Volume growth increased net sales 12%, primarily led by Australia and Mexico, where the Eclipse® brand led growth. Unfavorable product mix decreased net sales 4%. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased net sales approximately 2%.

Operating Income
 The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Nine Months Ended September 30,

	2006	2005

Gross profit	52.4%	55.8%
Selling, general and administrative
Advertising	(10.7)	(11.2)
Merchandising and promotion / other	(5.0)	(5.5)
Selling and other marketing	(10.6)	(10.2)
General and administrative	(8.0)	(8.1)

Total selling, general and administrative (SG&A) *	(34.4)	(35.1)

Operating income*	17.9%	20.7%

*May not total due to rounding

Consolidated operating income for the first nine months of 2006 decreased $10,585 or 2% compared to the first nine months of 2005. Gross profit increased $111,012 or 7% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 3.4 percentage points compared to the first nine months of 2005. Higher restructuring charges decreased gross profit margin 0.5 percentage points and stock option expense decreased gross profit margin 0.1 percentage point. The addition of the new confectionery brands decreased gross profit margin 1.6 percentage points and the remaining decrease was mainly due to unfavorable product mix and slightly higher product cost as well as a higher percentage of sales from slightly lower margin geographies. SG&A expense increased $121,597 or 11% from 2005 primarily due to the new confectionery brands, stock option expense recorded in accordance with SFAS No. 123(R), increased selling expenses, brand support and research and development expense.

North America operating income for the first nine months of 2006 decreased $30,216 or 11% compared to the first nine months of 2005. Gross profit increased $35,373 or 6% from 2005 due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 6.2 percentage points compared to the first nine months of 2005. Higher restructuring charges and stock options decreased gross profit margin 1.1 percentage points. The full nine months in 2006 of the new confectionery brands decreased gross margin 3.5 percentage points and the remaining decrease was mainly due to unfavorable product mix in the U.S and slightly higher product cost. Translation of the Canadian dollar to the U.S. dollar increased gross profit approximately 1%. SG&A expense increased $65,589 or 23% primarily due to investment in the new confectionery brands and stock option expense. Translation of the Canadian dollar to the U.S. dollar increased SG&A expense approximately 1%.

EMEAI operating income for the first nine months of 2006 increased $29,337 or 8% compared to the first nine months of 2005. Gross profit increased $48,160 or 6% from 2005 due to increased net sales partially offset by lower gross profit margin.  Gross profit margin as a percentage of net sales decreased 0.4 percentage points primarily due to unfavorable product mix partially offset by higher selling prices. Translation of foreign currencies to the U.S. dollar decreased gross profit approximately 1%.  SG&A expense increased $18,823 or 4% primarily due to increased selling expense to expand sales force capabilities and stock option expense. Translation of foreign currencies to the U.S. dollar decreased SG&A expense approximately 1%.

Asia operating income for the first nine months of 2006 increased $27,018 or 27% compared to the first nine months of 2005. The translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 2%. Gross profit increased $43,148 or 19% from 2005 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 2.5 percentage points primarily due to unfavorable price/mix. Translation of stronger Asian currencies increased gross profit approximately 2%. SG&A expense increased $16,130 or 13% primarily due to increased brand support and administrative expenses and stock option expense. The impact of foreign exchange increased SG&A expense approximately 2%.

Other Geographic Regions operating income for the first nine months of 2006 increased $81 or 1% compared to the first nine months of 2005. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased operating income approximately 8%. Gross profit increased $827 or 2% from 2005 due to increased net sales offset by lower gross profit margin and the impact of exchange. Translation of a weaker Australian dollar to the stronger U.S. dollar decreased gross profit approximately 4%. SG&A expense increased $746 or 2% primarily due to increased selling expense offset by decreased brand support.

All Other operating expense for the first nine months 2006 increased $36,805 or 25% compared to the first nine months of 2005. The increase was primarily due stock option expense, an increase in research and development expense and separation agreements related to two former executives partially offset by a nonrecurring 2005 cost associated with a shareholder approved increase in authorized shares.

Interest Expense
 Interest expense for the first nine months of 2006 was $46,952, up $30,111 from the first nine months of 2005. The increase was primarily due to the issuance of long-term debt and commercial paper in mid-2005 to fund the acquisition of the new confectionery brands.

Other Income
Other income for the first nine months of 2006 was $10,352, compared to $7,227 in the first nine months of 2005. The increase was primarily due to a gain recognized on the sale of property in the EMEAI region and other nonrecurring items partially offset by a decrease in investment income as a result of lower cash balances.

Income Taxes
 Income taxes for the first nine months of 2006 were $184,195, down $14,947 or 8% from the first nine months of 2005. The decrease was primarily due to the decrease in pretax earnings of $37,571 or 6% and a slight decrease in the consolidated effective tax rate to 31.5% for 2006 from 32.0% for 2005. The decrease in the effective tax rate was mainly due to a favorable geographic mix of pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio
 Net cash provided by operating activities for the first nine months of 2006 was $371,482 compared to $502,600 for the same period in 2005. The decrease was primarily due to increased working capital investment mainly related to increased inventory levels, to meet customer demand, and timing of settlement of payables and accruals. The Company’s current ratio (current assets divided by current liabilities) was approximately 1.5 to 1 at September 30, 2006 compared to approximately 1.3 at December 31, 2005.

Additions to Property, Plant, and Equipment
 Capital expenditures for the first nine months of 2006 were $207,860 compared to $160,540 in the first nine months of 2005. The increase was primarily due to the acquisition of certain property and real estate and higher spending on worldwide capacity. For the full year 2006, capital expenditures are expected to increase from 2005 and are planned to be funded from the Company’s cash flow from operations.

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

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support the commercial paper borrowings; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at September 30, 2006, the Company was compliant. The Company had no borrowings outstanding under the credit facility at September 30, 2006. The Company had $161,500 of commercial paper outstanding at September 30, 2006 bearing an average interest rate of 5.26%.

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

PART I – FINANCIAL INFORMATION – ITEM 3 AND 4

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk
 Inherent in the Company’s operations are certain market risks related to foreign currency exchange rates, interest rates, and the equity markets. The Company’s primary area of market risk is foreign currency exchange rate risk. The Company identifies this risk and mitigates its financial impact through its corporate policies and hedging activities. The Company’s hedging activities include the use of derivative financial instruments. The Company uses derivatives only when the hedge is highly effective and does not use them for trading or speculative purposes. The counterparties to the hedging activities are highly rated financial institutions. The Company believes that movements in market values of financial instruments used to mitigate identified risks are not expected to have a material near-term impact on future earnings, cash flows, or reported fair values. The Company’s exposure to interest rate risk on the Company’s long-term debt is mitigated because it carries a fixed coupon rate of interest. There have been no material changes to the Company’s exposure to market risks since December 31, 2005. The Company’s exposure to equity price risk would not have a significant impact on future earnings, fair value or cash flows.

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

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(ii)	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – FINANCIAL INFORMATION – ITEM 2c

REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)(1)(2)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Plan (d)

July 1st – July 31st	—	—	—	$562,481,000
August 1st – August 31st	600	$45.55	—	$562,481,000
September 1st – September 30th	—	—	—	$562,481,000

(1)

Represents actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of August 18, 2004 to purchase up to $300,000,000 of shares and May 19, 2006 to purchase up to $500,000,000 of shares, in the open market. At September 30, 2006, $562,481,000 remains available for repurchase under the program. The program will expire when the authorized amount is completely utilized.

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

WM. WRIGLEY JR. COMPANY

(Registrant)

By	/s/SHAUN MARA

Shaun Mara
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date	November 9, 2006

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Item 6)

Exhibit Number	Description of Exhibit

1.	Underwriting Agreement

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

(ii.)

Certificate of Amendment No. 2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is incorporated by reference to Exhibit 3(a) (ii) to the Company’s Form 10-Q filed for the fiscal quarter ending March 31, 2006.

(iii)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment No.2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is incorporated by reference to Exhibit 3(a) (iii) to the Company’s Form 10-Q filed for the fiscal quarter ending March 31, 2006.

(b).	By-laws of the Registrant. The Registrant’s Amended and Restated By-laws effective October 20, 2006 is attached hereto as Exhibit 3(b) and incorporated herein.

4.	Instruments defining the rights of security holders.

4(a).	The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

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

10(s).

Credit Agreement, dated as of July 14, 2005, among Wm. Wrigley Jr. Company, the Lenders thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 15, 2005.

10(t).

Wm. Wrigley Jr. Company 2007 Management Incentive Plan, effective as of January 1, 2007, is incorporated by reference to Exhibit 10(t) to the Company’s Form 10-Q filed for the fiscal quarter ending March 31, 2006.

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

Mr. William D. Perez, President and Chief Executive Officer; and

Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer;

attached hereto as Exhibits 31(i) and (ii) respectively.

32.	Section 1350 Certifications of:

Mr. William D. Perez, President and Chief Executive Officer; and

Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer;

attached hereto as Exhibits 32(i) and (ii) respectively.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.