Form 10-K
period 2006-12-31
WRIGLEY WM JR CO
filed 2007-02-13
CIK 108601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number — 1-800
WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1988190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
410 North Michigan Avenue
Chicago, Illinois 60611
(Address of principal executive offices)
(312) 644-2121
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act
Class B Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

As of June 30, 2006, there were outstanding 212,728,672 of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on June 30, 2006) held by non-affiliates was approximately $8,406,182,231. As of June 30, 2006, there were outstanding 64,788,480 shares of Class B Common Stock, no par value. Class B Common Stock carries 10 votes per share, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2006 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $10,181,455,317. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

As of January 12, 2007, there were outstanding 217,088,710 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 12, 2007) held by non-affiliates was approximately $8,155,261,566. As of January 12, 2007, there were outstanding 59,049,235 shares of Class B Common Stock, no par value. Class B Common Stock carries ten votes, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 12, 2007 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $9,310,457,938. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement, dated February 13, 2007, for the March 14, 2007 Annual Meeting of Stockholders (the “Proxy Statement”), and Annual Report to Stockholders for the fiscal year ended December 31, 2006 (the “2006 Annual Report”), are incorporated by reference into portions of Parts I, II, III and IV of this Report.

PART I

Item 1.	Business

General

The Wm. Wrigley Jr. Company (the “Company” or “Wrigley”) is a Delaware corporation. From 1891 to 1903, the Company was operated as a partnership until its incorporation in Illinois as Wm. Wrigley Jr. Co. in December 1903. In November 1910, the Company was reincorporated under West Virginia law as Wm. Wrigley Jr. Company, and in October 1927, was reincorporated under the same name under Delaware law. Wrigley is a recognized leader in the confectionery field and the world’s largest manufacturer and marketer of chewing gum.

Wrigley products are sold in over 180 countries and, in the over 110 years since Wrigley introduced its first two products, Juicy Fruit® and Wrigley’s Spearmint®, its portfolio of products has grown to include dozens of innovative brands that provide consumers with a variety of benefits, including breath freshening and tooth whitening. The Company’s principal business remains manufacturing and marketing chewing gum and other confectionery products worldwide. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets. Financial information on segments, as defined under U.S. generally accepted accounting principles, is set forth on pages 56 and 57 of the Company’s 2006 Annual Report under the caption “segment information”, which information is incorporated herein by reference.

Acquisitions

In addition to internal product development, the Company has continued to enhance the portfolio of products it offers through the recent diversification of its business within the broader confectionery category. In 2004, the Company acquired certain confectionery businesses of the Joyco Group from Agrolimen, a privately-held Spanish conglomerate, and, in 2005, the Company acquired certain non-chocolate confectionery assets from Kraft Foods Global, Inc. On January 31, 2007, the Company acquired an 80 percent initial interest in A. Korkunov, a privately held premium chocolate company in Russia.

Production

In 2006, chewing gum and other confectionery products were manufactured in four factories in the United States and fifteen factories in other countries. Two domestic wholly-owned associated companies, L.A. Dreyfus Company and Northwestern Flavors, LLC, manufactured gum base and processed flavorings and refined mint oil, respectively. In addition, four foreign facilities also manufacture gum base for the Company’s international production facilities and for third party gum product manufacturers. Two others produce gum base for their own use. In 2005, the Company announced plans to restructure its North American production network in order to maximize supply chain efficiencies. As a result, in late 2006 the Company closed its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, and transferred production to remaining facilities. Also, in April, 2006, the Company closed the facility located in Bridgend, Wales which was acquired in the transaction with Kraft Foods Global, Inc.

Raw materials such as sugar, corn syrup, flavoring oils, polyols and high-intensity sweeteners blended to make chewing gum are readily available in the open market. Other ingredients and necessary packaging materials are also available and purchased in the open market. Inventory requirements of the Company are not materially affected by seasonal or other factors.

Sales

The Company markets chewing gum and other confectionery products primarily through distributors, wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets with consumer purchases at the retail level generated primarily through the Company’s advertisements on television as well as in newspapers and magazines. Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities.

Customer orders are usually received electronically, by mail, telephone, facsimile or e-mail and are generally shipped by truck from factory warehouses or leased warehousing facilities. In general, the Company does not offer its customers extended payment terms. It is typical for the general customer of the wholesale trade to purchase chewing gum and other confectionery requirements at intervals of approximately ten days to two weeks to assure fresh stocks and good turnover. The Company believes these conditions are not materially different from those of its competitors. On a consolidated basis, sales are relatively consistent throughout the year.

In 2006, the Company’s ten largest revenue producing countries outside of the United States were, in alphabetical order: Australia, Canada, China, France, Germany, Poland, Russia, Spain, Taiwan and the United Kingdom.

Product Development

Innovation has been a key element of Wrigley’s success. The Company holds numerous patents and patent applications relating to packaging, manufacturing processes and product formulas, including approximately 200 material patents relating to packaging, chewing gum confection processing, product formula and sweetener encapsulation, primarily for sugar-free gum and continuous chewing gum manufacturing. Most of these patents expire in the countries in which they are registered at various times through the year 2021. In addition, trademarks are of material importance to the Company and are registered and maintained for all brands of the Company’s chewing gum and confectionery products on a worldwide basis as appropriate.

The Company has for many years maintained an active in-house research and development program, and has also contracted outside services for developing and improving Wrigley products, machinery and operations. In 2005, the Company opened its Global Innovation Center which is a state-of-the-art facility dedicated to the development of new products and the enhancement of our existing product lines. Information relating to the cost incurred by the Company for research and development in each of the last three fiscal years is set forth on page 42 of the Company’s 2006 Annual Report under the caption “Research and Development” and is incorporated herein by reference.

Competitive Conditions

The confectionery business is an intensely competitive one as all of the Company’s brands compete for retail shelf space with other advertised and branded products. The Company competes in over 180 countries and territories. In most marketplaces, there are two or three major competitors and generally half a dozen or more other companies competing for a share of the confectionery business. In the chewing gum category, the Company is a worldwide leader, accounting for approximately 63% of the total chewing gum product unit sales sold in the United States alone, according to outside sources (i.e., Nielsen, IRI). The Company competes primarily with Cadbury Adams and Mars, on a global basis, and Lotte in Asia, Perfetti in Europe, the Middle East, Africa and India, and Hershey in North America.

The continued growth of alternative store formats, product and packaging innovations, technological advances, and new industry techniques have all added variables for companies in the confectionery industry to consider in order to remain competitive. In all areas in which the Company distributes its products, principal elements of competition are a combination of competitive profit margins to the trade, level of product quality, brand recognition, product benefit and a fair consumer price. Positive factors pertaining to the Company’s competitive position include well-recognized brands, strong brand management, varied product offerings, product innovation and a strong distribution network.

Employees

As of December 31, 2006, the Company employed approximately 15,800 persons worldwide.

(d)  Financial Information About Foreign and Domestic Operations.

Information concerning the Company’s operations in different geographic areas for the years ended December 31, 2006, 2005 and 2004 is hereby incorporated by reference from the Company’s 2006 Annual Report on pages 56 and 57, under the caption “segment information,” and on pages 22 through 25 under the caption “Results of Operations.”

(e)  Available Information.

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available in print, free of charge, to any stockholder who request them, or at the Company’s internet website at www.wrigley.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Copies of the materials filed by the Company with the Securities and Exchange Commission are available at the Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room is available by calling the Securities and Exchange Commission at 1-800-SEC-0330.

In addition, information regarding the Company’s corporate governance guidelines (entitled “Principles of Corporate Governance”) and code of ethics (entitled the “Code of Business Conduct”), and the charters of the Company’s Audit, Compensation and Corporate Governance Committees, are available free of charge on the Company’s website listed above or in print to any stockholder who request them.

Item 1A.	Risk Factors.

Significant factors that could impact the Company’s business operations include, without limitation, the following:

Availability or retention of retail space.  In those countries where we maintain market leadership in the chewing gum segment, our ability to retain preferred retail space allocation will impact results. If we are not able to retain this allocation, our results could be negatively impacted.

Availability of raw materials.  We use many different raw materials to manufacture chewing gum and other confectionery products including sugar, corn syrup, flavoring oils, polyols and high intensity sweeteners. While these products are generally readily available on the open market, if we were unable to maintain the availability, pricing and sourcing of these raw materials, our results could be negatively impacted.

Changes in demographics and consumer preferences.  We operate in an increasingly competitive market. As such, our continued success is dependent upon our ability to continue to create and market products which appeal to our diverse consumers. Failure to adequately anticipate and react to changing demographics and product preferences, the failure of new or existing products to be favorably received, or our inability to otherwise adapt to changing market needs, could have a material adverse effect on our operating results.

Changes in foreign currency and market conditions.  Manufacturing and sales of a significant portion of our products are outside the United States. The majority of the countries in which we operate tend to be politically, socially and economically stable. To the extent there is political or social unrest, civil war, terrorism or significant economic instability, the results of our business in such countries could be negatively impacted. In addition, volatility in foreign currencies could have a material adverse effect on our results of operations.

Increased competition, discounting and other competitive actions.  We compete worldwide with other well-established manufacturers of confectionery products, including chewing gum. Our results may be negatively impacted by ineffective advertising, or by failure to sufficiently counter aggressive competitive actions. In addition, discounting and other competitive actions may make it more difficult for us to maintain our operating margins.

Underutilization of or inadequate manufacturing capacity and labor stoppages.  Unanticipated movements in consumer demands could result in inadequate manufacturing capacity or underutilization of our manufacturing capacity which could negatively impact manufacturing efficiencies and costs.

Governmental regulations.  Governmental regulations with respect to import duties, tariffs, taxes and environmental controls, both in and outside the U.S., could negatively impact our costs and ability to compete in domestic or foreign marketplaces.

Labor stoppages.  To the extent we experience any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

Outcome of integrating acquired businesses.  Our inability to successfully integrate any acquired business or assets, including the acquisition of certain confectionary assets of Kraft Foods Global, Inc., could cause actual results to differ from anticipated results or expectations of the Company’s business.

Forward-Looking Statements

This report and any documents incorporated by reference may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements and financial disclosure that are not historical facts are forward looking statements within the meaning of such regulations, as well as the Private Securities Litigation Reform Act of 1995. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available. Forward-looking statements may be accompanied by words such as “anticipate”, “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible, “potential,” “predict,” “project” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions, concerning future conditions, any or all of which may ultimately prove to be inaccurate.

Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Additionally, significant factors that may affect the Company’s operations, performance, development or business results include the risks and uncertainties described above, those listed from time to time in the Company’s filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

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

Property and Location	Types of Product

FACTORIES
North America Region
Chicago, Illinois(a)	Gum
Gainesville, Georgia	Gum and raw materials — gum base
Yorkville, Illinois	Gum and Candy
Chattanooga, Tennessee(b)	Candy
Don Mills, Ontario, Canada	Gum
West Chicago, Illinois	Raw materials — flavors
Edison, New Jersey(a)	Raw materials — gum base
EMEAI Region
Plymouth, England	Gum
Biesheim, France	Gum, candy and raw materials — gum base
Poznan, Poland	Gum and candy
St. Petersburg, Russia	Gum and candy
Bangalore, India	Gum and raw materials — gum base
Baddi, India	Gum, candy and raw materials — gum base
Nairobi, Kenya	Gum
Tarazona, Spain	Gum and candy
Santiga, Spain(c)	Raw material — gum base
Odintsovo District, Russia	Chocolate
Asia Region
Guangzhou, China, P.R.C.(d)	Gum
Panyu, China(d)	Gum and candy
Antipolo, Philippines	Gum
Taipei, Taiwan, R.O.C.	Gum
Shanghai, China(d)	Candy and raw materials — gum base
Wuzhou, China(d)	Raw materials — gum base
Pacific Region
Asquith, N.S.W., Australia	Gum
Latin America Region
Silao, Mexico	Gum
OFFICE BUILDINGS
Wrigley Building, Chicago, Illinois(e)
600 West, Chicago, Illinois(e)
Goose Island, Chicago, Illinois(e)
EMEAI Regional Offices, Unterhaching, Germany(e)
RESEARCH AND DEVELOPMENT CENTER/OFFICE
Global Innovation Center, Chicago, Illinois(g)

(a)	Facility closed in 2006.

(b)	In November 2006, the Company entered into a lease with The Industrial Development Board of the County of Hamilton, Tennessee for this facility. The term of the lease expires on December 31, 2018.

(c)	Includes a 3,635 square foot leased warehouse facility.

(d)	In China, the Company has a 50-year lease on each of the four factories with the relevant Chinese economic technological development authorities, with expiration dates as follows:

(i)	Guangzhou — November 14, 2039;

(ii)	Panyu — July 6, 2050;

(iii)	Shanghai — November 20, 2051; and

(iv)	Wuzhou — September 27, 2051.

(e)	These buildings are the Company’s principal non-manufacturing properties. The Wrigley Building houses the offices of the Company’s corporate headquarters. The EMEAI (Europe, Middle East, Africa and India) Regional Offices in Unterhaching, Germany, houses the regional sales and administrative offices for the Company’s EMEAI region and German operations. The 600 West facility, where the Company leases 147,860 square feet, houses, among other groups, the U.S. sales and supply and procurement groups for the Company. The facility located in Goose Island houses the Company’s Global Information Technology group.

(f)	This building, which was commissioned for business on April 25, 2005, houses the Company’s principal research and development activities, consisting of laboratories, offices, and infrastructure.

In the case of each factory listed above, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. The positions and ages listed below are as of December 31, 2006. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

Effective
Name and Age	Position(s) with Registrant	Date(s)

William Wrigley, Jr., 43	Executive Chairman and Chairman of the Board	since 2006
	Chairman of the Board, President and Chief Executive Officer	2004-2006
	President and Chief Executive Officer	1999-2003
	Vice President	1992-1999
	Vice President and Assistant to the President	1991-1992
	Assistant to the President	1985-1991

William D. Perez, 59(a)	President and Chief Executive Officer	since 2006

John Adams, 60(b)	Vice President — Worldwide Manufacturing	since 2006
	Vice President, Manufacturing — International	2005-2006

Vincent C. Bonica, 61	Vice President — Worldwide Gum Base Operations	since 2004
	Vice President — Organizational Development	2001-2004
	President, L.A. Dreyfus, Inc.	1991-2001
	Various executive and management positions within the	1970-1991
L.A. Dreyfus, Inc. organization

Effective
Name and Age	Position(s) with Registrant	Date(s)

Reuben Gamoran, 46	Senior Vice President and Chief Financial Officer	since 2006
	Vice President and Chief Financial Officer	2003-2005
	Vice President and Controller	2001-2002
	Controller	1999-2001
	Controller — International	1996-1999

Peter Hempstead, 55	Senior Vice President — Worldwide Strategy and New Business	since 2004
	Senior Vice President — International	1999-2003

Susan Henderson, 54(c)	Vice President — Corporate Communications	since 2005

Donagh Herlihy, 43	Vice President — People, Learning & Development and Chief Information Officer	since 2006
	Vice President — Chief Information Officer	2000-2006

Carol Knight, 60(d)	Vice President — Scientific and Regulatory Affairs	since 2006
	Senior Director — Scientific and Regulatory Affairs	2003-2006

Surinder Kumar, 62(e)	Senior Vice President and Chief Innovation Officer	since 2003
	Chief Innovation Officer	2001-2003

Howard Malovany, 56	Vice President, Secretary and General Counsel	since 2001
	Secretary and General Counsel	1998-2001
	Assistant Secretary and Senior Counsel	1996-1998

Shaun Mara, 42(f)	Vice President and Controller	since 2006
	Vice President Finance, Commercial Operations	2005-2006
	Senior Director Finance, Americas	2002-2004

Patrick D. Mitchell, 51(g)	Vice President — Worldwide Procurement and Chief Procurement Officer	since 2006
	Vice President — Worldwide Procurement	2002-2006

Jon Orving, 57	Vice President — Nordic	since 2005
Vice President — International & Managing Director —
	North Region	2001-2005
	Vice President — International	1993-2001
	Managing Director, Wrigley Scandinavia AB, Sweden	1983-1993

Dushan Petrovich, 53	Senior Vice President and Chief Administrative Officer	since 2004
	Senior Vice President — People, Learning and Development	2002-2003
	Vice President — People, Learning and Development	2001-2002
	Vice President	2000-2001
	Vice President — Organizational Development	1999-2000
	Vice President — Controller	1996-1999
	Vice President — Treasurer	1993-1996
	Treasurer	1992-1993

Igor Saveliev, 45(h)	Vice President and Managing Director — East/South Europe	since 2005

Martin Schlatter, 41(i)	Vice President and Chief Marketing Officer	since 2006
	General Manager — United States	2004-2006
	Senior Director — New Business Development	2004
	Director — New Business Development	2002-2004

Alan J. Schneider, 61	Vice President and Treasurer	since 2001
	Treasurer	1996-2001

Denis Schrey, 43(j)	Vice President and Managing Director — North/Central Europe and Pacific	since 2006
	Vice President and Managing Director — North Europe	2005-2006

Ralph P. Scozzafava, 48	Vice President — Worldwide Commercial Operations	since 2006
	Vice President and Managing Director — North America/Pacific	2004-2006
	Vice President — General Manager — U.S.	2002-2003
	Vice President — U.S. Sales and Customer Marketing	2000-2002

Effective
Name and Age	Position(s) with Registrant	Date(s)

Tawfik Sharkasi, 56(k)	Vice President — Research & Development	since 2005

Samson Suen, 57(l)	Vice President and Managing Director — China	since 2005

Michael Wong, 53	Vice President and Managing Director — Asia	since 2005
	Vice President — International & Managing Director — Asia	2000-2005
	Regional Managing Director — North Asia	1998-2000

(a)	Mr. Perez was elected President, Chief Executive Officer and a member of the board of directors of the Company in 2006. Prior to joining the Company, Mr. Perez spent 34 years with S.C. Johnson & Son, Inc., including eight years as President and Chief Executive Officer of the multi-billion dollar privately held global consumer products company. In 2004, Mr. Perez joined Nike, Inc., where he served as President and Chief Executive Officer until 2006.

(b)	Mr. Adams was elected Vice President — Worldwide Manufacturing in 2006. Mr. Adams joined the Company in 1999 as Senior Director, Manufacturing Operations in Europe, Middle East and Africa, with responsibility for all regional factories, and in 2001, served as Senior Director, Supply Chain, with responsibilities for supply chain operations within the Company’s manufacturing organizations. Prior to joining the Company, Mr. Adams was employed by Diageo from 1995 to 1999, most recently as Senior Vice President, Operations — North America.

(c)	Ms. Henderson was elected Vice President — Corporate Communications in 2006. Prior to joining the Company, Ms. Henderson was the Vice President, Public Relations of Kohl’s Department Stores from 2000 until 2003 and the President of Henderson Consulting from 2003 until 2005.

(d)	Ms. Knight was elected Vice President — Scientific and Regulatory Affairs in 2006. Prior to joining the Company, from 2000 to 2003, Ms. Knight served as the President of Knight International, a company providing international scientific and regulatory strategy and consulting within the food industry.

(e)	Dr. Kumar joined the Company in 2001 as Chief Innovation Officer, and in 2003 was elected Senior Vice President & Chief Innovation Officer with responsibility for worldwide research and development, product and technical development, quality assurance, and regulatory affairs. Before joining the Company, from 1998-2000, Dr. Kumar was Senior Vice President, Research and Development for Bristol Myers Squibb, and from 1995-1998, Dr. Kumar held the position of Senior Vice President, Research and Development/Quality for Pepsi Company Restaurants International.

(f)	Mr. Mara was elected as Vice President and Controller in 2006. Prior to joining the Company in 2002, Mr. Mara was employed by The Gillette Company from 1993 until 2002, most recently as VP Finance — Personal Care Division from January 2002 until June 2002, as Controller — European Commerical Operations from April 2001 until December 2001 and as Finance Director — Gillette Group Benelux from January 2000 until March 2001.

(g)	Mr. Mitchell was elected Vice President-Worldwide Procurement and Chief Procurement Officer in 2006. He joined the Company in 2002 as Vice President — Procurement with responsibility for the Company’s global procurement activities. Before joining the Company, from 1992 through 2002, he held various positions with the Kellogg Company, most recently as Vice President-Global Procurement.

(h)	Mr. Saveliev was elected Vice President and Managing Director — East and Central Europe in 2005. Mr. Saveliev joined the Company in 1995 as Executive Director — Russia, with responsibility for improving the Company’s commercial business in Russia. Until his present position, Mr. Saveliev served the Company as General Manager — EMEAI East (between 2000 and 2004) and Regional Vice President — East and Central Europe (between 2004-2005). Prior to joining the Company, he was employed by Nabisco (1995) and Coca-Cola (1994).

(i)	Mr. Schlatter was elected Vice President and Chief Marketing Officer in 2006 until which time he served as the General Manager for Wrigley’s U.S. Commercial Business since 2004. Prior to joining Wrigley in

2002, Mr. Schlatter was employed by Lindt & Sprungli Switzerland, a high-quality chocolate confectioner where he served as the Marketing and Sales Director.

(j)	Mr. Schrey was elected Vice President and Managing Director — North/Central Europe and Pacific in 2006. Mr. Schrey joined the Company in 2001 as Director, Business Development — International, with responsibility for expanding sales to global customers. Mr. Schrey served the Company as Vice President and Managing Director in North Europe in 2005, as Regional Managing Director — Pacific (between 2003 and 2004) and Regional Vice President — North Europe (between 2004 and 2005). Prior to joining the Company, he was employed by Procter & Gamble from 1989 to 2001, most recently as Associate Director for Germany, Austria and Switzerland.

(k)	Dr. Sharkasi was elected Vice President — Research & Development in 2005. Dr. Sharkasi joined the Company in 2004 as Vice President — Research & Development, Gum, with primary responsibility for gum development. Prior to joining the Company, he was employed by Nestle from 1994 to 2004, most recently as Director of Research & Development — Ice Cream.

(l)	Mr. Suen was elected Vice President and Managing Director — China in 2005. Mr. Suen joined the Company in 1979 as Marketing Manager — Hong Kong and became Managing Director — Hong Kong later that year. Leading up to his present position, Mr. Suen held various senior management positions in the Company’s subsidiaries in Hong Kong, Indonesia, Taiwan and, most recently, as General Manager of Wrigley China.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	(i) Market Information.

As of December 31, 2006, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Additionally, shares of Class B Common Stock were issued pursuant to a one-time 5 for 4 stock split (in the form of a 25% stock dividend) in which one share of Class B Common Stock was issued for every 4 shares of Common Stock and every 4 shares of Class B Common Stock held as of the close of business on April 17, 2006. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is, at all times, convertible on a share-for-share basis into shares of Common Stock. Information regarding the high and low sales price for the Common Stock for each full quarterly period within the two most recently completed fiscal years is set forth in the Company’s 2006 Annual Report on page 31 under the caption “Market Prices” and is incorporated herein by reference.

(ii)  Holders.

As of December 31, 2006, there were 40,986 stockholders of record holding Common Stock and 26,273 stockholders of record holding Class B Common Stock.

(iii)  Dividends.

Dividends, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange and dividends declared per share on a quarterly basis for both classes of stock for the two-year period ended December 31, 2006 is set forth in the Company’s 2006 Annual Report on page 31 under the captions “Market Prices” and “Dividends” and is incorporated herein by reference.

(iv)   Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2006, under which the equity securities of the Company were authorized for issuance:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price	Plans (Excluding
	Outstanding Options,	of Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	15,232,096	$47.24	2,706,287
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	15,232,096	$47.24	2,706,287	(2)

(1)	Includes shares and share units of Common Stock of the Company authorized for awards under the various programs of the Company’s 1997 Management Incentive Plan (“MIP”), as amended. Descriptions of the various programs under the MIP are, with respect to Directors, set forth on pages 40 through 42 and with respect to the officers, set forth on pages 16 through 21 of the Company’s Proxy Statement, which descriptions are incorporated herein by reference. No specific amount of shares has been dedicated to any particular program within the MIP. In the aggregate, 25,000,000 shares are authorized under the MIP. In 2006, the stockholders approved the 2007 Management Incentive Plan under which 20,000,000 shares are authorized.

(2)	Includes shares to be issued upon completion of the Long Term Stock Grant Program 5-year performance cycles which began in 2002, 2003, 2004, 2005 and 2006.

Shares awarded under all above plans may be newly issued, from the Company’s treasury or acquired in the open market.

(b)	Not applicable

(c)	Repurchases of Equity Securities.

					Approximate Dollar
					Value of Shares
				Total Number of Shares	that May Yet be
				Purchased as	Purchased Under
				Part of Publicly	the Share
	Total Number of		Average Price	Announced Share	Repurchase
	Shares Purchased		Paid per Share	Repurchase Plan(ii)	Programs
Period	(a)		(b)	(c)	(d)

October 1st - October 31st	-0-		$-0-	-0-	$562,481,000
November 1st - November 30th	133,833	(i)	$51.51	133,300	$555,615,546
December 1st - December 31st	1,013,800		$51.71	1,013,800	$503,192,810

(i)	Includes 583 shares purchased by the Company in the open market to provide shares for the Company’s Stock Deferral Program for Non-Employee Directors under the Company’s 1997 Management Incentive Plan, as amended.

(ii)	Represents actual number of shares purchased under the Board of Directors’ authorized and publicly announced Share Repurchase Program resolution of May 19, 2006, to purchase up to $500,000,000 of shares, in the open market. This additional authorization will follow the completion of the $400,000,000 authorized by the Board of Directors in 2004. At December 31, 2006, approximately $503,193,000 remains available for repurchase under these programs. The share repurchase programs will expire when the authorized amounts are completely utilized.

Item 6.	Selected Financial Data.

An eleven-year summary of selected financial data for the Company is set forth in the Company’s 2006 Annual Report under the following captions and page numbers: “Operating Data” and “Other Financial Data” on pages 32 and 33 and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources and the accompanying forward looking and cautionary statements, is set forth in the Company’s 2006 Annual Report on pages 21 through 30 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure about market risk is set forth on pages 28 and 29 of the Company’s 2006 Annual Report under the heading “Market Risk” and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The Company’s audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the reports of management and the independent registered public accounting firm, at December 31, 2006, and 2005 and for each of the three years in the period ended December 31, 2006, are set forth in the Company’s 2006 Annual Report on pages 35 through 57, and selected unaudited quarterly data-consolidated results for the years ended December 31, 2006, and 2005 are set forth in the Company’s 2006 Annual Report on page 31 under the caption “Quarterly Data,” and all such pages are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(i)	Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

(ii)  Internal Control Over Financial Reporting.

(a)	Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in the Company’s 2006 Annual Report on page 35 and is incorporated herein by reference.

(b)	Attestation report of the registered public accounting firm.

The report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth in the Company’s 2006 Annual Report on page 36 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and nominees for directorship is set forth in the Company’s Proxy Statement on pages 5 through 7 under the caption “Election of Class II Directors” and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s Proxy Statement on page 49 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s code of ethics is set forth in the Company’s Proxy Statement on page 10 under the caption “Code of Ethics” and is herein incorporated by reference. Information regarding the Company’s Audit Committee, Corporate Governance and Nominating Committee are set forth in the Company’s Proxy Statement on pages 8 through 13 under the caption “Corporate Governance” and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding the compensation of directors and executive officers is set forth in the Company’s Proxy Statement on pages 14 through 40, and 40 through 42 under the general captions “Executive Compensation” and “Director Compensation,” respectively, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, of all directors and nominees, of the named executive officers, and of directors and executive officers as a group, is set forth in the Company’s Proxy Statement on pages 43 through 45 under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Information regarding certain relationships is hereby incorporated by reference from the Company’s Proxy Statement on page 8 under the heading “Corporate Governance Guidelines,” and pages 43 and 44 under the headings “Security Ownership or Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners.” Information regarding director independence is hereby incorporated by reference from page 11 of the Company’s Proxy Statement under the heading “Meetings and Committees of the Board.”

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the Company’s Proxy Statement on page 47 under the heading “Service Fees Paid to the Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

See the Index to Financial Statements and Financial Statement Schedule, which is included on page F-1 of this Report.

(a)(2)  Financial Statement Schedules

The following financial statement schedule, located at page F-2 of this Report, is included in Part II, Item 8 of this Report: Schedule II — Valuation and Qualifying Accounts.

(a)(3)  Exhibits

The following exhibits were previously filed unless otherwise noted.

Exhibit
Number		Description of Exhibit

1	.	Underwriting Agreement

(a)     Underwriting Agreement dated July 11, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 14, 2005.

3	.	Articles of Incorporation and Bylaws.

(a)(i)  Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(a) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005;

(ii)     Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(b) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

(b)(i)  The Registrant’s Amended and Restated Bylaws effective March 5, 2002 is incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

(ii)* The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006 and February 6, 2007.
4	.	Instruments defining the rights of security holders.
(a) The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

(b)     Senior Indenture, dated as of July 14, 2005, by and between Wm. Wrigley Jr. Company and J.P. Morgan Trust Company, National Association as trustee, is incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on July 14, 2005

(c)     Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.30% Senior Notes due 2010 is incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on July 14, 2005

(d)     Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.65% Senior Notes due 2015 is incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed on July 14, 2005.

(e) Form of Global Note representing the 4.30% Senior Notes due 2010 is incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed on July 14, 2005.

Exhibit
Number	Description of Exhibit

(f) Form of Global Note representing the 4.65% Senior Notes due 2015 is incorporated by reference to Exhibit 99.6 to the Company’s Form 8-K filed on July 14, 2005.
10 .	Material Contracts
(a) Non-Employee Director’s Death Benefit Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1994.
(b) Senior Executive Insurance Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.
(c) Supplemental Retirement Plan. Incorporated by reference to the Company’s Form 10-K filed for the fiscal year ended December 31, 1995.

(d)     Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant’s Amended Management Incentive Plan, effective as of March 9, 2004 (‘MIP”), is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(e) Deferred Compensation Program for Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(e) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.
(f) Stock Deferral Program For Non-Employee Directors under the MIP is incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.
(g) Stock Award Program under the MIP as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on October 28, 2005.
(h) Stock Option Program under the MIP is incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.
(i) Executive Incentive Compensation Program under the MIP is incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2004.

(j)     Executive Incentive Compensation Deferral Program under the MIP, as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on October 28, 2005.

(k) Long-term Stock Grant Program under the MIP, as amended, effective as of January 1, 2005, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 28, 2005.
(l) Forms of Change-in-Control Severance Agreement. Incorporated by reference to Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(m)   Asset Purchase Agreement dated November 14, 2004, between Kraft Foods Global, Inc. and Wm. Wrigley Jr. Company is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on November 18, 2004.

(n) Restricted Stock Program under the MIP is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 22, 2005.

(o)    Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and Merrill Lynch Money Markets Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated, is incorporated by reference to Exhibit 99.1(a) to the Company’s Form 8-K filed on May 4, 2005.

(p)    Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co., is incorporated by reference to Exhibit 99.1(b) to the Company’s Form 8-K filed on May 4, 2005.

(q)    Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and J.P. Morgan Securities Inc. is incorporated by reference to Exhibit 99.1(c) to the Company’s Form 8-K filed on May 4, 2005.

Exhibit
Number		Description of Exhibit

(r)    Issuing and Paying Agency Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and JP Morgan Chase Bank, N.A., is incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on May 4, 2005.

(s)    Credit Agreement, dated as of July 14, 2005, among Wm. Wrigley Jr. Company, the Lenders thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 15, 2005.

13	.*	2006 Annual Report to Stockholders of the Registrant.
14	.	Code of Ethics — Code of Business Conduct is incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated February 9, 2004, filed for the fiscal year ended December 31, 2003.
21	.*	List of Subsidiaries of the Registrant.
23	.*	Consent of Independent Registered Public Accounting Firm.
24	.*	Power of Attorney of each independent director signed January 2007.
31	.*	Rule 13a-14(a)/15d-14(a) Certification of:
(a) Mr. William D. Perez, President and Chief Executive Officer; and
(b) Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer;
32	.*	Section 1350 Certifications of:
(a) Mr. William D. Perez, President and Chief Executive Officer; and
(b) Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer.

*	Indicates that such document is filed herewith.

Copies of Exhibits are not attached hereto, but the Registrant will furnish then upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

By:	/s/ SHAUN MARA
Shaun Mara
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date: February 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ WILLIAM WRIGLEY, JR. William Wrigley, Jr.	Executive Chairman and Chairman of the Board

/s/ WILLIAM D. PEREZ William D. Perez	President and Chief Executive Officer

/s/ REUBEN GAMORAN Reuben Gamoran	Senior Vice President and Chief Financial Officer

* John F. Bard	Director

* Howard B. Bernick	Director

* Thomas A. Knowlton	Director

* John Rau	Director

* Melinda R. Rich	Director

* Steven B. Sample	Director

Signature		Title

* Alex Shumate		Director

* Richard K. Smucker		Director

*By:	/s/ HOWARD MALOVANY Howard Malovany Vice President, Secretary and General Counsel

Date: February 13, 2007

WM. WRIGLEY JR. COMPANY

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

	Reference
	Form	Annual
	10-K	Report to
	Report	Stockholders

Data incorporated by reference from the Company’s Annual Report:
Consolidated balance sheet as of December 31, 2006 and 2005		38
Consolidated statement of earnings for the years ended December 31, 2006, 2005 and 2004		37
Consolidated statement of cash flows for the years ended December 31, 2006, 2005 and 2004		39
Consolidated statement of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004		40
Accounting policies and notes to consolidated financial statements		41-57
Consolidated financial statement schedule for the years ended December 31, 2006, 2005 and 2004 Schedule II — Valuation and Qualifying Accounts	F-2

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policy notes thereto.

With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7, 8 and 9A of this Form 10-K Report, the Company’s 2006 Annual Report is not to be deemed filed as part of this Form 10-K Report.

F-1

WM. WRIGLEY JR. COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Balance at
Description	of Period	Expenses	Accounts	Deductions(A)	End of Period
	(In thousands)

Allowance for Doubtful Accounts 2006	$8,013	1,164		2,746	6,431
2005	$11,682	1,193	—	4,862	8,013
2004	$9,232	3,584	—	1,134	11,682

(A)	Uncollectible accounts written-off, net of recoveries.

F-2