Form 10-Q
period 2007-03-31
WRIGLEY WM JR CO
filed 2007-05-10
CIK 108601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

214,648,678 shares of Common Stock and 58,270,523 shares of Class B Common Stock were outstanding as of April 30, 2007.

PART I – FINANCIAL INFORMATION – ITEM 1

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share values)

	Three Months Ended March 31,

	2007	2006

Net sales	$1,256,396	1,075,530
Cost of sales	597,406	508,351
Restructuring charges	8,149	8,570

Gross profit	650,841	558,609
Selling, general and administrative expense	440,637	385,793

Operating income	210,204	172,816
Interest expense	(16,602)	(15,343)
Investment income	1,890	1,950
Other income (expense), net	16,703	5,113

Earnings before income taxes	212,195	164,536
Income taxes	69,494	52,651

Net earnings	$142,701	111,885

Net earnings per share of common stock (basic)	$0.52	0.40

Net earnings per share of common stock (diluted)	$0.52	0.40

Dividends declared per share of common stock	$0.290	0.256

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)
(All amounts in thousands)

	Three Months Ended March 31,

	2007	2006

OPERATING ACTIVITIES
Net earnings	$142,701	111,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,794	47,765
Net gain on retirements of property, plant and equipment	(15,796)	(438)
Non-cash share-based compensation	11,890	8,974
(Increase) decrease in:
Accounts receivable	(31,656)	(23,774)
Inventories	2,177	(20,728)
Other current assets	(28,417)	(28,556)
Deferred charges and other assets	(1,678)	(6,683)
Increase (decrease) in:
Accounts payable and accrued expenses	(14,091)	(84,028)
Income and other taxes payable	17,749	22,856
Deferred income taxes	1,390	(7,416)
Other noncurrent liabilities	(1,479)	9,616

Net cash provided by operating activities	131,584	29,473

INVESTING ACTIVITIES
Additions to property, plant and equipment	(35,546)	(77,445)
Proceeds from retirements of property, plant and equipment	21,091	2,877
Proceeds from sale of investments	485	—
Acquisition, net of cash acquired	(250,134)	—

Net cash used in investing activities	(264,104)	(74,568)

FINANCING ACTIVITIES
Dividends paid	(70,691)	(62,512)
Common Stock purchased and issued, net	(104,365)	(82,077)
Issuances of commercial paper, net	255,919	139,475

Net cash provided by (used in) financing activities	80,863	(5,114)

Effect of exchange rate changes on cash and cash equivalents	2,471	4,108

Net decrease in cash and cash equivalents	(49,186)	(46,101)
Cash and cash equivalents at beginning of period	253,666	257,704

Cash and cash equivalents at end of period	$204,480	211,603

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$57,911	34,043

Interest paid	$24,966	24,493

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)
(All amounts in thousands)

	(Unaudited)
	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$204,480	253,666
Short-term investments, at amortized cost	350	1,100
Accounts receivable (less allowance for doubtful accounts: 3/31/07 - $7,062; 12/31/06 - $6,431)	508,298	463,231
Inventories:
Finished goods	271,988	241,897
Raw materials, work in process and supplies	331,895	351,088

	603,883	592,985
Other current assets	199,515	170,245

Total current assets	1,516,526	1,481,227
Deferred charges and other assets	213,304	194,382
Goodwill	1,319,629	1,147,603
Other intangibles	500,247	415,870
Property, plant and equipment, at cost	2,729,877	2,682,017
Less accumulated depreciation	1,278,512	1,259,501

Net property, plant and equipment	1,451,365	1,422,516

Total assets	$5,001,071	4,661,598

Liabilities and Stockholders’ Equity
Current liabilities:
Commercial paper and short-term debt	$327,838	65,000
Accounts payable and accrued expenses	796,899	741,613
Dividends payable	80,150	71,106
Income and other taxes payable	167,351	149,410

Total current liabilities	1,372,238	1,027,129
Other noncurrent liabilities	262,929	246,377
Long term debt	1,000,000	1,000,000

Total liabilities	2,635,167	2,273,506
Stockholders’ equity:
Preferred stock - no par value
Authorized - 20,000 shares; Issued - None
Common Stock - no par value
Authorized - 1,000,000 shares
Issued – 229,652 and 228,945 shares at 3/31/07 and 12/31/06, respectively	14,026	14,018
Class B Common Stock - convertible
Authorized - 300,000 shares
Issued – 60,899 and 61,606 shares at 3/31/07 and 12/31/06, respectively	1,470	1,478
Additional paid-in capital	97,708	93,602
Retained earnings	3,013,034	2,949,705
Common Stock and Class B Common Stock in treasury, at cost - 15,559 and 13,644 shares at 3/31/07 and 12/31/06, respectively	(707,670)	(606,045)
Accumulated other comprehensive loss	(52,664)	(64,666)

Total stockholders’ equity	2,365,904	2,388,092

Total liabilities and stockholders’ equity	$5,001,071	4,661,598

Notes to the financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)

1.	Basis of Presentation

The Consolidated Statement of Earnings (Condensed) for the three months ended March 31, 2007 and 2006, the Consolidated Statement of Cash Flows (Condensed) for the three months ended March 31, 2007 and 2006, and the Consolidated Balance Sheet (Condensed) at March 31, 2007, are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2006 audited consolidated financial statements. These Consolidated Financial Statements (Condensed) should be read in conjunction with the 2006 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2006 have been reclassified to conform to the 2007 presentation.

Conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

2.	Recently Issued Accounting Pronouncements

In July 2006, FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” was issued. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to the financial statements. See Note 6 for related disclosures.

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” was issued. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning 2008. However, the Company does not expect a material impact to the financial statements upon adoption.

3.	Acquisition

On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a privately held premium chocolate company in Russia, for approximately $300,000, with the remaining 20% to be acquired over the next few years. The Company financed the acquisition through commercial paper and cash on hand. At March 31, 2007, approximately $50,000 of the $300,000 purchase price remained payable to the sellers and was included in accounts payable and accrued expenses. Final settlement is also subject to certain pending prorations and adjustments. The purchase price allocation remains preliminary. The acquisition provided an opportunity for the Company to enter the chocolate confectionery marketplace, a significant component of the broader confectionery market, with a well recognized brand in a growing region.

4.	Restructuring

During the second quarter of 2005, the Company announced plans to restructure its North America production network in order to maximize supply chain efficiencies. As a result, the Company closed its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, transferring production to remaining facilities. The Company is in the process of preparing the properties for sale.

The aggregate charges to the Company’s net earnings to close and reconfigure its facilities are expected to be approximately $99,000 on a pre-tax basis, of which $93,446 had been incurred at March 31, 2007 including $85,297 incurred in fiscal years 2006 and 2005. The restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. Of the total restructuring costs, the Company expects to incur approximately $79,100 in the North America segment and $19,900 in the All Other segment.

4.	(continued)

	Employee Separation	Accelerated Depreciation	Closure Costs	Other Costs	Total

Estimated restructuring charge	$40,400	30,700	24,000	3,900	99,000

Cumulative restructuring charge at December 31, 2006	$38,017	29,330	14,662	3,288	85,297

Accrued balance at December 31, 2006	$9,958	—	151	—	10,109
Charge to expense	723	1,394	5,941	91	8,149
Cash payments	(3,546)	—	(4,666)	(91)	(8,303)
Noncash utilization	—	(1,394)	(1,426)	—	(2,820)

Accrued balance at March 31, 2007	$7,135	—	—	—	7,135

Cumulative restructuring charge at March 31, 2007	$38,740	30,724	20,603	3,379	93,446

All expenses are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). The Company has incurred a cumulative charge for all activities to date at March 31, 2007 of $93,446, including $75,857 in the North America segment with the remaining $17,589 in the All Other segment. The Company incurred a $8,149 charge for the first quarter of 2007, including $4,651 in the North America segment with the remaining $3,498 in the All Other segment. The Company incurred a $8,570 charge for the first quarter of 2006, including $7,483 in the North America segment with the remaining $1,087 in the All Other segment.

The Company expects to recognize a gain upon the sales of the properties; however, the amount will depend on certain factors, some of which are external and beyond the Company’s control. The restructuring charges discussed herein are exclusive of any potential gain on the sales of these properties.

5.	Debt

On April 29, 2005, the Company entered into an Issuing and Paying Agency Agreement with JPMorgan Chase Bank pursuant to which the Company may establish one or more unsecured commercial paper programs with an aggregate maximum amount outstanding of up to $1,500,000 and maturities of not more than 397 days from the date of issue. At March 31, 2007, the Company had $321,000 of commercial paper outstanding under its commercial paper program bearing an average interest rate of 5.23%.

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

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support its commercial paper program; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at March 31, 2007, the Company was compliant. The Company had no borrowings outstanding under the credit facility at March 31, 2007.

6.	Income Tax Reserves

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007 with no material impact to the financial statements. The total amount of unrecognized tax benefits at January 1, 2007 was $37,100, approximately $26,400 of which would affect the annual effective tax rate, if recognized. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

6.	(continued)

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at January 1, 2007 was $2,900.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

7.	Earnings Per Share

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

	Three Months Ended March 31,

	2007	2006

Net earnings	$142,701	111,885

Basic shares outstanding	276,024	277,467
Effect of dilutive securities – stock options, restricted stock and long-term stock grants	1,013	1,351

Dilutive shares outstanding	277,037	278,818

Net earnings per share:
Basic	$0.52	0.40
Diluted	$0.52	0.40

8.	Comprehensive Income

	Three Months Ended March 31,

	2007	2006

Net earnings	$142,701	111,885

Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	7,052	12,093
All other changes, net of tax	4,950	643

Comprehensive income	$154,703	124,621

9.	Pension and Other Post-retirement Benefit Plans

The following information provides the net periodic benefit costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and non-U.S. pension and post-retirement plans.

The components of net periodic benefit cost are as follows:

	U.S. Plans Three Months Ended March 31,		Non-U.S. Plans Three Months Ended March 31,

	2007	2006	2007	2006

Service cost	$5,500	3,800	3,600	3,300
Interest cost	6,500	6,900	3,700	3,000
Expected return on plan assets	(8,700)	(8,600)	(4,300)	(3,700)
Transition asset	—	—	(100)	(100)
Prior service costs	500	500	100	100
Net actuarial loss	300	1,500	800	600
Other pension plans	—	—	400	500

Net periodic benefit cost	$4,100	4,100	4,200	3,700

The Company disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $500 to the U.S. pension plans in 2007. The Company continues to anticipate funding approximately $500 for the U.S. pension plans in 2007. The Company disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $5,100 to the non-U.S. plans in 2007. The Company currently anticipates funding approximately $9,600 to the non-U.S. plans in 2007. During the three months ended March 31, 2007, no contributions were made to the U.S. plan. During the three months ended March 31, 2007, the Company contributed $2,300 to the non-U.S. plans.

The components of net post-retirement benefit cost are as follows:

	Three Months Ended March 31,

	2007	2006

Service cost	$900	500
Interest cost	800	1,000
Expected return on plan assets	(600)	(700)
Prior service costs	(100)	(100)
Net actuarial loss	200	400

Net post-retirement benefit cost	$1,200	1,100

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $4,800 to the post-retirement plans in 2007. The Company continues to anticipate funding approximately $4,800 to the post-retirement plans in 2007. During the three months ended March 31, 2007, the Company contributed $1,200 to the post-retirement plans.

10.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. Descriptions of the Company’s reportable segments are as follows:

	•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

	•	EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

	•	Asia – These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan and the Philippines.

	•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows.

	Three Months Ended March 31,

Net Sales	2007	2006

North America	$413,987	400,573
EMEAI	564,727	443,736
Asia	217,049	176,164
Other geographic regions	47,017	39,887
All other	13,616	15,170

Net sales	$1,256,396	1,075,530

All other net sales consist primarily of sales of gum base.

	Three Months Ended March 31,

Operating Income	2007	2006

North America	$76,114	70,256
EMEAI	139,663	100,330
Asia	65,083	56,789
Other geographic regions	6,110	3,433
All other	(76,766)	(57,992)

Operating income	$210,204	172,816

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

PART I – FINANCIAL INFORMATION – ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(All amounts in thousands except for per share figures)

RESULTS OF OPERATIONS

Overview

The Wm. Wrigley Jr. Company (the Company) achieved 12% unit volume and 17% sales growth in the first quarter of 2007 compared to the first quarter of 2006. Diluted earnings per share were $0.52 in the first quarter of 2007 compared to $0.40 in the first quarter of 2006. The increase was primarily due to strength and growth across most segments, the positive impact of exchange and a $0.03 per share gain related to the sale of certain corporate assets. The first quarters of 2007 and 2006 included similar restructuring expenses of $0.02 per share related to the North America production network. Additionally, the Company’s effective tax rate increased to 32.75% from 32.00% in 2006, and the Company expects a moderately higher tax rate to continue through 2007.

Volume growth for the first quarter of 2007 was driven by solid performance across all segments, particularly in the Asia and EMEAI segments. North America experienced modest volume growth primarily due to the U.S. EMEAI (principally Europe) experienced strong growth led by double digit growth in the U.K., Germany, Poland, Czech Republic, Russia and Ukraine. Asia experienced strong volume growth primarily due to double digit growth in China. Other Geographic Regions (the Pacific and Latin America regions) experienced strong volume growth mainly due to double digit growth in Australia.

Average foreign currency translation favorably impacted dilutive earnings per share $0.03 in the first quarter of 2007 compared to the first quarter of 2006. The $0.03 increase in the first quarter of 2007 was primarily due to average translation rates of stronger EMEAI, Asia and Pacific region currencies to the weaker U.S. dollar. The Company maintains a strong global presence, and the Company expects that future exchange rate fluctuations will continue to impact results of operations.

On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a premium chocolate company in Russia for approximately $300,000, with the remaining 20% to be acquired over the next few years.

2007 vs. 2006 First Quarter

Net Sales

Consolidated net sales for the first quarter of 2007 were $1,256,396, an increase of $180,866 or 17% from the first quarter of 2006. Volume growth across all segments increased net sales 12%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 5%.

North America net sales for the first quarter of 2007 were $413,987, an increase of $13,414 or 3% from the first quarter of 2006. Volume growth primarily drove the increase in net sales led by the U.S. where Orbit®, Life Savers® and Eclipse® led growth.

EMEAI net sales for the first quarter of 2007 were $564,727, an increase of $120,991 or 27% from the first quarter of 2006. Volume growth increased net sales 14%, primarily led by the U.K. and Germany, where the Extra® brand led growth, Russia, where the Juicy Fruit ® brand led growth, and Poland, Czech Republic and Ukraine, where the Orbit brand led growth. Favorable price/mix increased net sales 4%. Average translation of stronger European currencies, primarily the Euro and the British pound, to the weaker U.S. dollar increased net sales approximately 9%.

Asia net sales for the first quarter of 2007 were $217,049, an increase of $40,885 or 23% from the first quarter of 2006. Volume growth increased net sales 21%, primarily led by China, where the Extra and Doublemint® brands led growth. Unfavorable price/mix decreased net sales 2%. Average translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 4%.

Other Geographic Regions net sales for the first quarter of 2007 were $47,017, an increase of $7,130 or 18% from the first quarter of 2006. Volume growth increased net sales 13% primarily led by Australia, where the Eclipse brand led growth. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased net sales approximately 5%.

Operating Income

The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended March 31,

	2007	2006

Gross profit	51.8%	51.9%
Selling, general and administrative
Advertising	(10.5)	(11.4)
Merchandising and promotion / other	(5.5)	(5.6)
Selling and other marketing	(10.5)	(10.9)
General and administrative	(8.5)	(8.0)

Total selling, general and administrative (SG&A) *	(35.1)	(35.9)

Operating income*	16.7%	16.1%

*	May not total due to rounding

Consolidated operating income for the first quarter of 2007 increased $37,388 or 22% compared to the first quarter of 2006. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 8%. Gross profit increased $92,232 or 17% from 2006 due to increased net sales while gross profit margin remained relatively consistent. Restructuring charges decreased gross profit margin similarly in both quarters. Average translation of stronger foreign currencies increased gross profit approximately 5%. SG&A expense increased $54,844 or 14% from 2006 primarily due to increased brand support and selling and general administrative expenses. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 4%.

North America operating income for the first quarter of 2007 increased $5,858 or 8% compared to the first quarter of 2006. Gross profit decreased $4,432 or 2% from 2006 due to lower gross profit margin offset by increased net sales. Gross profit margin as a percentage of net sales decreased 2.6 percentage points compared to the first quarter of 2006 primarily due to unfavorable price/mix and slightly higher product cost. Restructuring charges decreased gross profit margin 1.1 percentage points in the first quarter of 2007 and 1.9 percentage points in the first quarter of 2006. SG&A expense decreased $10,290 or 9% primarily due to brand support driven by timing and new product launches between periods.

EMEAI operating income for the first quarter of 2007 increased $39,333 or 39% compared to the first quarter of 2006. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 11%. Gross profit increased $78,332 or 30% from 2006 due to increased net sales and higher gross profit margin. Gross profit margin as a percentage of net sales increased 1.4 percentage points compared to the first quarter of 2006 partially due to favorable price/mix and slightly lower product cost. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 10%. SG&A expense increased $38,999 or 25% primarily due to increased selling expense and brand support mainly in the U.K. due to increased competition. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 9%.

Asia operating income for the first quarter of 2007 increased $8,294 or 15% compared to the first quarter of 2006. Average translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 4%. Gross profit increased $16,956 or 17% from 2006 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit margin as a percentage of net sales decreased 3.1 percentage points primarily due to unfavorable price/mix. Average translation of stronger Asian currencies increased gross profit approximately 4%. SG&A expense increased $8,662 or 19% primarily due to increased selling expense and brand support. The impact of average foreign exchange increased SG&A expense approximately 4%.

Other Geographic Regions operating income for the first quarter of 2007 increased $2,677 or 78% compared to the first quarter of 2006. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased operating income approximately 23%. Gross profit increased $5,559 or 36% from 2006 due to increased net sales and higher gross profit margin. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased gross profit approximately 9%. SG&A expense increased $2,882 or 24% primarily due to increased brand support and selling expense in Australia. The impact of average foreign exchange increased SG&A expense approximately 5%.

All Other operating expense for the first quarter of 2007 increased $18,774 or 32% compared to the first quarter of 2006. The increase was primarily due to higher restructuring charges, an increase in research and development, a separation agreement related to a former executive and an increase in general and administrative expenses including the development of global marketing and sales infrastructure.

Interest Expense

Interest expense for the first quarter of 2007 was $16,602, up $1,259 compared to the first quarter of 2006 primarily due to an increase in commercial paper related to the acquisition of A. Korkunov and an increase in short-term interest rates.

Investment Income

Investment income for the first quarter of 2007 was $1,890, down $60 compared to the first quarter of 2006. The decrease was primarily due to lower cash balances.

Other Income (Expense), Net

Other income, net for the first quarter of 2007 was $16,703, compared to $5,113 in the first quarter of 2006. The increase was primarily due to a non-recurring gain on the sale of certain corporate assets.

Income Taxes

Income taxes for the first quarter of 2007 were $69,494, up $16,843 or 32% from the first quarter of 2006. The increase was primarily due to the increase in pretax earnings of $47,659 or 29% and an increase in the consolidated effective tax rate from 32.0% for 2006 to 32.7% for 2007. The increase in the effective tax rate was due to a recent change in U.S. tax regulations regarding U.S. taxes applicable to certain foreign-sourced earnings.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flow and Current Ratio

Net cash provided by operating activities for the first three months of 2007 was $131,584 compared to $29,473 for the same period in 2006. The increase was primarily due to increased earnings, decreased working capital investment including timing of settlement of payables and accruals. The Company’s current ratio (current assets divided by current liabilities) was approximately 1.1 to 1 at March 31, 2007 compared to approximately 1.4 to 1 at December 31, 2006 due to increased levels of commercial paper at March 31, 2007 related to the A. Korkunov acquisition.

Additions to Property, Plant, and Equipment

Capital expenditures for the first three months of 2007 were $35,546 compared to $77,445 in the first three months of 2006. The decrease was primarily due to a significant and non-recurring purchase of real estate in 2006. For the full year 2007, capital expenditures are expected to decrease from 2006 and are planned to be funded from the Company’s cash flow from operations.

Borrowing Arrangements and External Capital Resources

At March 31, 2007, the Company had $321,000 of commercial paper outstanding bearing an average interest rate of 5.23% under its commercial paper program established pursuant to the April 29, 2005 Issuing and Paying Agency Agreement with JPMorgan Chase Bank. Of the aggregate maximum amount of $1,500,000 of commercial paper that the Company may issue pursuant to this program, $1,179,000 remains.

Pursuant to the shelf registration prospectus (Form S-3) filed with the SEC by the Company on March 1, 2005, the Company may issue, from time to time, debt securities, preferred stock, common stock, warrants, stock purchase contracts or stock purchase units with a maximum aggregate initial offering price of all securities sold by the Company under the prospectus of $2,000,000. With the issuance on July 14, 2005 of $500,000 of five-year notes maturing on July 15, 2010, bearing a coupon interest rate of 4.30% and of $500,000 of ten-year notes maturing on July 15, 2015, bearing a coupon interest rate of 4.65%, the Company has $1,000,000 remaining under the shelf registration prospectus. Interest on the senior unsecured notes is payable semi-annually on January 15th and July 15th.

On July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010 to support the commercial paper borrowings; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at March 31, 2007, the Company was compliant. The Company had no borrowings outstanding under the credit facility at March 31, 2007.

Forward-Looking Statements

This report and any documents incorporated by reference may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act. Statements and financial disclosure that are not historical facts are forward-looking statements within the meaning of such regulations, as well as the Private Securities Litigation Reform Act of 1995.  These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, the Company. Forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Although the Company believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Significant factors that may cause actual results to differ materially from the forward-looking statements are included in the section entitled “Risk Factors” (refer to Part II, Item 1A) and those listed from time to time in the Company’s filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

The factors identified are believed to be significant factors, but not necessarily all of the significant factors, that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material effects on the Company. All forward-looking statements included in this report and in the documents incorporated by reference herein are expressly qualified in their entirety by the foregoing cautionary statements. Except as required by law, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Inherent in the Company’s operations are certain market risks related to foreign currency exchange rates, interest rates, and the equity markets. The Company’s primary area of market risk is foreign currency exchange rate risk. The Company identifies this risk and mitigates its financial impact through its corporate policies and hedging activities. The Company’s hedging activities include the use of derivative financial instruments. The Company uses derivatives only when the hedge is highly effective and does not use them for trading or speculative purposes. The counterparties to the hedging activities are highly rated financial institutions. The Company believes that movements in market values of financial instruments used to mitigate identified risks are not expected to have a material near-term impact on future earnings, cash flows, or reported fair values. The Company’s exposure to interest rate risk on the Company’s long-term debt is mitigated because it carries a fixed coupon rate of interest. There have been no material changes to the Company’s exposure to market risks since December 31, 2006. The Company’s exposure to equity price risk would not have a significant impact on future earnings, fair value or cash flows.

Item 4 - Controls and Procedures

(i)          Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

(ii)          Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

The Company’s operations and financials results are subject to a number of risks and uncertainties that could adversely affect the Company’s operations, performance, development or business. Significant factors that may cause actual results to differ materially include, without limitation:

•

Availability or retention of retail space.  In those countries where the Company maintains market leadership in the chewing gum segment, the Company’s ability to retain preferred retail space allocation will impact results. If the Company is not able to retain this allocation, the Company’s results could be negatively impacted.

•

Availability of raw materials.  The Company uses many raw materials to manufacture chewing gum and other confectionery products including sugar, corn syrup, flavoring oils, polyols and high intensity sweeteners. While these products are generally readily available on the open market, if the Company is unable to maintain the availability, pricing and sourcing of these raw materials, the Company’s results could be negatively impacted.

•

Changes in demographics and consumer preferences.  The Company operates in an increasingly competitive market. As such, the Company’s continued success is dependent upon its ability to continue to create and market products which appeal to diverse consumers. Failure to adequately anticipate and react to changing demographics and product preferences, the failure of new or existing products to be favorably received, or the Company’s inability to otherwise adapt to changing market needs could have a material adverse effect on the Company’s operating results.

•

Changes in foreign currency and market conditions.  Manufacturing and sales of a significant portion of the Company’s products are outside the United States. The majority of countries in which the Company operates tend to be politically, socially and economically stable. To the extent there is political or social unrest, civil war, terrorism, or significant economic instability, the results of the Company’s business in such countries could be negatively impacted. In addition, volatility in foreign currencies could have a material adverse effect on the Company’s results of operations.

•

Increased competition, discounting and other competitive actions.  The Company competes worldwide with other well-established manufacturers of confectionery products, including chewing gum. The Company’s results may be negatively impacted by ineffective advertising, or by failure to sufficiently counter aggressive competitive actions. In addition, discounting and other competitive actions may make it more difficult for the Company to maintain its operating margins.

•

Underutilization of or inadequate manufacturing capacity.  Unanticipated movements in consumer demands could result in inadequate manufacturing capacity or underutilization of the Company’s manufacturing capacity, which could negatively impact manufacturing efficiencies and costs.

•

Government regulations.  Government regulations with respect to import duties, tariffs, taxes and environmental controls, both in and outside the United States, could negatively impact the Company’s costs and ability to compete in domestic or foreign market places.

•	Labor Stoppages. To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•

Outcome of integrating acquired businesses.  The Company’s inability to successfully integrate any acquired businesses or assets could cause actual results to differ from anticipated results or expectations of the business.

Additional significant factors that may affect the Company’s operations, performance, development and business results include the risks and uncertainties described above, those listed from time to time in the Company’s filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein.

The factors identified above are believed to be significant factors, but not necessarily all of the significant factors, that could cause actual results to differ materially. Unpredictable or unknown factors could also have material effects on the Company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Plan

January 1st – January 31st	992,000	$51.35	983,000	$452,729,000
February 1st – February 28th	600	$52.09	—	$452,729,000
March 1st – March 31st	1,386,000	$49.80	1,386,000	$383,680,000

(1)

Includes actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of August 18, 2004 to purchase up to $300,000,000 of shares and May 19, 2006 to purchase up to $500,000,000 of shares, in the open market. At March 31, 2007, $383,680,000 remained available for repurchase under the program. The program will expire when the authorized amount is completely utilized.

(2)

Includes actual number of shares purchased by the Company in the open market, to provide shares for the Company’s Stock Deferral Program for Non-employee Directors under the Company’s 1997 Management Incentive Plan, as amended and the 2007 Management Incentive Plan. The Stock Deferral Program for Non-employee Directors increases Non-employee Director’s beneficial ownership in the Company and more closely aligns their interest in the long-term growth and profitability of the Company with that of the stockholder.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on Wednesday, March 14, 2007. At the Annual Meeting, stockholders considered the following proposals:

          (1)  the election of four Class II Directors to serve on the Board until the Annual Meeting in 2010;

          (2)  the adoption of an amendment to the Company’s Second Restated Certificate of Incorporation to permit amendment of the Bylaws to adopt majority voting for the election of Directors; and

          (3)  the ratification of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2007.

Proposal 1 - Election of Four Class II Directors.  At the Annual Meeting, the stockholders elected as Class II Directors Thomas A. Knowlton, William D. Perez, Steven B. Sample and Alex Shumate, each to serve for a three-year term expiring at the 2010 Annual Meeting of Stockholders.  A total of 716,260,018 votes, representing shares of both Common Stock and Class B Common Stock, voting together as a single class, were represented for the election of each nominee as follows:

Nominee	For	Withheld

Thomas A. Knowlton	708,918,642	7,341,376
William D. Perez	711,306,666	4,953,352
Steven B. Sample	711,816,514	4,443,504
Alex Shumate	707,591,103	8,668,915

Proposal 2 - Adoption of the Amendment to the Company’s Second Restated Certificate of Incorporation.  With holders of Common Stock and Class B Common Stock voting together as a single class, a total of 716,260,018 votes were represented in connection with the adoption of the amendment to the Company’s Second Restated Certificate of Incorporation to permit amendment of the Bylaws to adopt majority voting for the election of Directors as follows:

For	Against	Abstain	Non-Votes

711,075,895	2,435,019	2,749,104	0

Proposal 3 - Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors.  With each class of stock voting together as a single class, a total of 716,260,018 votes were represented in connection with the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2007 as follows:

For	Against	Abstain

709,278,827	4,820,838	2,160,353

Item 6 – Exhibits

(a)     Exhibits reference is made to the Exhibit Index on page 18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY

(Registrant)

By	/s/ SHAUN MARA

Shaun Mara
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date May 10, 2007

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES

INDEX TO EXHIBITS
(Part II - Item 6)

Exhibit Number		Description of Exhibit

3		Articles of Incorporation

(a)(i)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company as amended by the Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(a) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

(a)(ii)

Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(b) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

(a)(iii)

Certificate of Amendment No. 2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is incorporated by reference to Exhibit 3(a) (ii) to the Company’s Form 10-Q filed for the fiscal quarter ending March 31, 2006.

(a)(iv)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment No. 2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is incorporated by reference to Exhibit 3(a)(iii) to the Company’s Form 10-Q filed for the fiscal quarter ending March 31, 2006.

	*	(a)(v)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment No. 2 to the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, and as further amended by the Certificate of Amendment of Restated Certificate of Incorporation dated March 15, 2007, is attached hereto as Exhibit 3(a)(v) and incorporated herein.

3		Bylaws

(b)(i)

The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, is incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

(b)(ii)

The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006 is incorporated by reference to Exhibit 3(b) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2006.

(b)(iii)

The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006 and February 6, 2007 is incorporated by reference to Exhibit 3(b)(ii) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2006.

	*	(b)(iv)

The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006, February 6, 2007 and March 15, 2007 is attached hereto as Exhibit 3(b)(iv) and incorporated herein.

4.		Instruments defining the rights of security holders

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

		(f)	Form of Global Note representing the 4.65% Senior Notes due 2015 is incorporated by reference to Exhibit 99.6 to the Company’s Form 8-K filed on July 14, 2005.

31		Rule 13a-14(a)/15d-14(a) Certifications

	*	(a)	Certification of Mr. William D. Perez, President and Chief Executive Officer

	*	(b)	Certification of Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer

32		Section 1350 Certifications

	*	(a)	Certification of Mr. William D. Perez, President and Chief Executive Officer

	*	(b)	Certification of Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer

*	Filed herewith.

Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.