Form 10-Q
period 2007-06-30
WRIGLEY WM JR CO
filed 2007-08-09
CIK 108601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-800
WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Michigan Avenue
Chicago, Illinois	60611

(Address of principal	(Zip Code)
executive offices)
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
Yes ☐            No ☑
216,808,355 shares of Common Stock and 57,483,660 shares of Class B Common Stock were outstanding as of July 31, 2007.

PART I – FINANCIAL INFORMATION – ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share values)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$1,377,780	1,206,053	2,631,826	2,280,941
Cost of sales	638,794	568,819	1,236,200	1,077,170
Restructuring charges	4,486	9,193	12,635	17,763

Gross profit	734,500	628,041	1,382,991	1,186,008
Selling, general and administrative expense	471,572	407,098	909,859	792,249

Operating income	262,928	220,943	473,132	393,759
Interest expense	(17,123)	(16,012)	(33,725)	(31,355)
Investment income	2,537	1,547	4,427	3,497
Other income (expense), net	1,421	343	18,124	5,456

Earnings before income taxes	249,763	206,821	461,958	371,357
Income taxes	79,950	66,183	149,444	118,834

Net earnings	$169,813	140,638	312,514	252,523

Net earnings per share of common stock (basic)	$0.62	0.51	1.13	0.91

Net earnings per share of common stock (diluted)	$0.61	0.51	1.13	0.91

Dividends declared per share of common stock	$0.29	0.256	0.58	0.512

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)
(All amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net earnings	$312,514	252,523
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101,868	92,907
Net gain on retirements of property, plant and equipment	(13,735)	(306)
Non-cash share-based compensation	30,801	24,264
Deferred income taxes	1,112	(5,177)
(Increase) decrease in:
Accounts receivable	(22,222)	(36,413)
Inventories	43,575	(29,847)
Other current assets	(23,324)	(36,958)
Deferred charges and other assets	(14,386)	16,587
Increase (decrease) in:
Accounts payable and accrued expenses	(8,369)	(94,124)
Income and other taxes payable	18,083	20,420
Other noncurrent liabilities	11,333	12,118

Net cash provided by operating activities	437,250	215,994

INVESTING ACTIVITIES
Additions to property, plant and equipment	(97,759)	(149,050)
Proceeds from retirements of property, plant and equipment	23,165	17,411
Proceeds from sale of investments	685	—
Acquisition, net of cash acquired	(293,912)	—

Net cash used in investing activities	(367,821)	(131,639)

FINANCING ACTIVITIES
Dividends paid	(150,371)	(133,552)
Common Stock purchased and issued, net	(147,905)	(81,734)
Issuances of short-term debt, net	266,444	105,475

Net cash used in financing activities	(31,832)	(109,811)

Effect of exchange rate changes on cash and cash equivalents	3,440	7,283

Net increase (decrease) in cash and cash equivalents	41,037	(18,173)
Cash and cash equivalents at beginning of period	253,666	257,704

Cash and cash equivalents at end of period	$294,703	239,531

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$142,397	102,960

Interest paid	$29,028	26,983

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)
(All amounts in thousands)

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$294,703	253,666
Short-term investments, at amortized cost	150	1,100
Accounts receivable (less allowance for doubtful accounts: 6/30/07 - $7,037; 12/31/06 - $6,431)	508,673	463,231
Inventories:
Finished goods	254,780	241,897
Raw materials, work in process and supplies	314,568	351,088

	569,348	592,985
Other current assets	197,716	170,245

Total current assets	1,570,590	1,481,227

Deferred charges and other assets	217,241	194,382
Goodwill	1,325,737	1,147,603
Other intangibles	484,056	415,870

Property, plant and equipment, at cost	2,825,031	2,682,017
Less accumulated depreciation	(1,339,158)	(1,259,501)

Net property, plant and equipment	1,485,873	1,422,516

Total assets	$5,083,497	4,661,598

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$341,021	65,000
Accounts payable and accrued expenses	759,939	741,613
Dividends payable	79,936	71,106
Income and other taxes payable	171,067	149,410

Total current liabilities	1,351,963	1,027,129

Other noncurrent liabilities	277,614	246,377
Long term debt	1,000,000	1,000,000

Total liabilities	2,629,577	2,273,506

Stockholders’ equity:
Preferred stock — no par value
Authorized — 20,000 shares; Issued — None
Common Stock — no par value
Authorized — 1,000,000 shares
Issued — 230,440 and 228,945 shares at 6/30/07 and 12/31/06, respectively	14,054	14,018
Class B Common Stock — convertible
Authorized — 300,000 shares
Issued — 60,111 and 61,606 shares at 6/30/07 and 12/31/06, respectively	1,442	1,478
Additional paid-in capital	117,394	93,602
Retained earnings	3,103,769	2,949,705
Common Stock and Class B Common Stock in treasury, at cost - 16,287 and 13,644 shares at 6/30/07 and 12/31/06, respectively	(756,181)	(606,045)
Accumulated other comprehensive loss	(26,558)	(64,666)

Total stockholders’ equity	2,453,920	2,388,092

Total liabilities and stockholders’ equity	$5,083,497	4,661,598

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)
1.	Basis of Presentation

The Consolidated Statement of Earnings (Condensed) for the three months and six months ended June 30, 2007 and 2006, the Consolidated Statement of Cash Flows (Condensed) for the six months ended June 30, 2007 and 2006 and the Consolidated Balance Sheet (Condensed) at June 30, 2007 are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2006 audited consolidated financial statements. These Consolidated Financial Statements (Condensed) should be read in conjunction with the 2006 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2006 have been reclassified to conform to the 2007 presentation.

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

On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a privately held premium chocolate company in Russia. The acquisition provided an opportunity for the Company to enter the chocolate confectionery marketplace, a significant component of the broader confectionery market, with a well recognized brand in a growing region. The Company acquired the 80% interest in A. Korkunov for approximately $294,000 with the remaining 20% to be acquired over the next few years. The Company financed the acquisition through short-term debt and cash on hand. The purchase price allocation remains preliminary.

4.	Restructuring

During the second quarter of 2005, the Company announced plans to restructure its North America production network in order to maximize supply chain efficiencies. As a result, the Company closed its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey transferring production to remaining facilities. The Company is in the process of preparing the properties for sale.

The aggregate charges to net earnings to close and reconfigure facilities are expected to be approximately $99,000 on a pre-tax basis, of which $97,932 had been incurred at June 30, 2007 including $85,297 incurred in fiscal years 2006 and 2005. The restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. Of the total restructuring costs, the Company expects to incur approximately $80,800 in the North America segment and $18,200 in the All Other segment.

4.	(continued)

	Employee	Accelerated	Closure	Other
	Separation	Depreciation	Costs	Costs	Total

Estimated restructuring charge	$40,400	30,700	24,000	3,900	99,000

Cumulative restructuring charge at December 31, 2006	$38,017	29,330	14,662	3,288	85,297

Accrued balance at December 31, 2006	$9,958	—	151	—	10,109
First quarter expense	723	1,394	5,941	91	8,149
Second quarter expense	1,097	—	3,155	234	4,486

Year to date expense	1,820	1,394	9,096	325	12,635

Cash payments	(5,289)	—	(7,821)	(325)	(13,435)
Noncash utilization	(1,500)	(1,394)	(1,426)	—	(4,320)

Accrued balance at June 30, 2007	$4,989	—	—	—	4,989

Cumulative restructuring charge at June 30, 2007	$39,837	30,724	23,758	3,613	97,932

All expenses are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). The Company has incurred a cumulative charge for all activities to date at June 30, 2007 of $97,932, including $79,995 in the North America segment with the remaining $17,937 in the All Other segment. The Company incurred a $4,486 charge for the second quarter of 2007, including $4,138 in the North America segment with the remaining $348 in the All Other segment. The Company incurred a $9,193 charge for the second quarter of 2006, including $8,775 in the North America segment with the remaining $418 in the All Other segment. The Company incurred a $12,635 charge for the first six months of 2007, including $8,789 in the North America segment with the remaining $3,846 in the All Other segment. The Company incurred a $17,763 charge for the first six months of 2006, including $16,258 in the North America segment with the remaining $1,505 in the All Other segment.

The Company expects to recognize a gain upon the sales of the properties; however, the amount will depend on certain factors, some of which are external and beyond the Company’s control. The restructuring charges discussed herein are exclusive of any potential gain on the sales of these properties.

5.	Debt

On April 29, 2005, the Company entered into an Issuing and Paying Agency Agreement with JPMorgan Chase Bank pursuant to which the Company may establish one or more unsecured commercial paper programs with an aggregate maximum amount outstanding of up to $1,500,000 and maturities of not more than 397 days from the date of issue. The Company had $198,500 of commercial paper outstanding under its commercial paper program bearing an average interest rate of 5.26% at June 30, 2007.

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

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support its commercial paper program; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at June 30, 2007, the Company was compliant. The Company had no borrowings outstanding under the credit facility at June 30, 2007.

On May 11, 2007, the Company entered into an agreement for a €100,000 (euro) term loan maturing on December 31, 2007 with scheduled principal payments of €30,000, €30,000 and €40,000 in July, September and December 2007, respectively. Additionally, the Company may prepay at its option. Based upon the June 30, 2007 exchange rate, the Company had $135,350 outstanding under this facility bearing an average interest rate of 4.31%.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

7.	Earnings Per Share

Basic earnings per share are computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock and long-term stock grants. Diluted earnings per share are computed based on the weighted-average number of common shares outstanding including any dilutive effect of stock options, restricted stock and long-term stock grants. The dilutive effect of stock options, restricted stock and long-term stock grants is calculated under the treasury stock method. Earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$169,813	140,638	312,514	252,523

Basic shares outstanding	274,961	277,503	275,490	277,485
Effect of dilutive securities – stock options, restricted stock and long-term stock grants	2,047	499	1,809	925

Dilutive shares outstanding	277,008	278,002	277,299	278,410

Net earnings per share:
Basic	$0.62	0.51	1.13	0.91
Diluted	$0.61	0.51	1.13	0.91
8.	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$169,813	140,638	312,514	252,523

Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	20,298	25,877	29,051	36,944
All other changes, net of tax	5,808	(5)	9,057	1,664

Comprehensive income	$195,919	166,510	350,622	291,131

9.	Pension and Other Post-retirement Benefit Plans

The following information provides the net periodic benefit costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and non-U.S. pension and post-retirement plans.

The components of net pension benefit cost are as follows:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$3,700	3,500	3,700	3,600
Interest cost	6,900	6,400	4,000	3,200
Expected return on plan assets	(9,100)	(7,900)	(4,600)	(4,000)
Transition asset	—	—	(100)	(100)
Prior service costs	500	500	100	100
Net actuarial loss	300	1,300	800	600
Other pension plans	—	—	400	500

Net pension benefit cost	$2,300	3,800	4,300	3,900

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$9,200	7,300	7,300	6,900
Interest cost	13,400	13,300	7,700	6,200
Expected return on plan assets	(17,800)	(16,500)	(8,900)	(7,700)
Transition asset	—	—	(200)	(200)
Prior service costs	1,000	1,000	200	200
Net actuarial loss	600	2,800	1,600	1,200
Other pension plans	—	—	800	1,000

Net pension benefit cost	$6,400	7,900	8,500	7,600

The Company disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $500 to the U.S. pension plans in 2007. The Company continues to anticipate funding approximately $500 for the U.S. pension plans in 2007. The Company disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $5,100 to the non-U.S. plans in 2007. The Company currently anticipates funding approximately $9,800 to the non-U.S. plans in 2007. During the six months ended June 30, 2007, the Company contributed $236 to the U.S. plans. During the six months ended June 30, 2007, the Company contributed $4,800 to the non-U.S. plans.

9.	(continued)

The components of net post-retirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$900	500	1,800	1,000
Interest cost	1,300	1,000	2,100	2,000
Expected return on plan assets	(1,000)	(700)	(1,600)	(1,400)
Prior service costs	(100)	(100)	(200)	(200)
Net actuarial loss	300	400	500	800

Net post-retirement benefit cost	$1,400	1,100	2,600	2,200

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $4,800 to the post-retirement plans in 2007. The Company continues to anticipate funding approximately $4,800 to the post-retirement plans in 2007. During the six months ended June 30, 2007, the Company contributed $2,400 to the post-retirement plans.

10.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. Descriptions of the Company’s reportable segments are as follows:
•	North America – These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

•	EMEAI –These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

•	Asia – These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan and the Philippines.

•	Other Geographic Regions – These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.
Information by segment is as follows.
Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North America	$452,110	440,481	866,097	841,054
EMEAI	667,483	543,436	1,229,860	986,530
Asia	188,707	162,741	405,756	338,905
Other Geographic Regions	53,977	44,766	100,994	84,653
All Other	15,503	14,629	29,119	29,799

Net sales	$1,377,780	1,206,053	2,631,826	2,280,941

All Other net sales consist primarily of sales of gum base.

10.	(continued)
Operating Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North America	$95,520	86,005	171,634	156,261
EMEAI	188,626	158,032	328,289	258,362
Asia	50,766	47,434	115,849	104,223
Other Geographic Regions	8,790	4,448	14,900	7,881
All Other	(80,774)	(74,976)	(157,540)	(132,968)

Operating income	$262,928	220,943	473,132	393,759

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

PART I – FINANCIAL INFORMATION – ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(All amounts in thousands except for per share figures)
RESULTS OF OPERATIONS
Overview
The Wm. Wrigley Jr. Company (the “Company”) achieved 8% unit volume and 14% sales growth in the second quarter of 2007 compared to the second quarter of 2006. Diluted earnings per share increased 20% to $0.61 in the second quarter of 2007 compared to $0.51 in the second quarter of 2006. The increase was due to strength and growth across most segments, a $0.04 per share favorable impact from foreign exchange and a $0.01 per share favorable impact due to lower restructuring charges between periods. The second quarters of 2007 and 2006 included restructuring charges of $0.01 per share and $0.02 per share, respectively, related to the North America production network.
The Company achieved 10% unit volume and 15% sales growth in the first six months of 2007 compared to the first six months of 2006. Diluted earnings per share increased 24% to $1.13 in the first six months of 2007 compared to $0.91 in the first six months of 2006. The increase was due to strength and growth across most segments, a $0.07 per share favorable impact from foreign exchange, a $0.01 per share favorable impact due to lower restructuring charges between periods and a $0.03 per share gain related to the sale of certain corporate assets. The first six months of 2007 and 2006 included restructuring expenses of $0.03 per share and $0.04 per share, respectively. Additionally, the Company’s effective tax rate increased to 32.4% from 32.0% in the first six months of 2006. The Company expects a moderately higher tax rate compared to 2006 to continue through 2007.
Volume growth for both the second quarter and first six months of 2007 was driven by solid performance across all segments, particularly in the Asia and EMEAI segments. EMEAI (principally Europe) experienced strong growth led by double digit growth in Russia, Germany, Poland and Czech Republic. Asia experienced strong volume growth primarily due to double digit growth in China. North America remained essentially flat between periods. Other Geographic Regions (the Pacific and Latin America regions) experienced solid volume growth mainly due to double digit growth in Australia.
Average foreign currency translation continued to favorably impact diluted earnings per share in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006, respectively. This benefit was primarily due to average translation rates of stronger EMEAI, Asia and Pacific region currencies to the weaker U.S. dollar. The Company maintains a strong global presence and expects that future exchange rate fluctuations will continue to impact results of operations.
On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a premium chocolate company in Russia for approximately $294,000, with the remaining 20% to be acquired over the next few years.
2007 vs. 2006 Second Quarter
Net Sales
Consolidated net sales for the second quarter of 2007 were $1,377,780, an increase of $171,727 or 14% from the second quarter of 2006. Volume growth across all segments, including the A. Korkunov® brand in EMEAI, increased net sales 8% and price/mix increased net sales 1%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 5%.
North America net sales for the second quarter of 2007 were $452,110, an increase of $11,629 or 3% from the second quarter of 2006. Favorable price/mix including higher sales of Orbit® and Eclipse® brands primarily drove the increase in net sales.
EMEAI net sales for the second quarter of 2007 were $667,483, an increase of $124,047 or 23% from the second quarter of 2006. Volume growth increased net sales 12%, primarily led by Russia where the A. Korkunov and Juicy Fruit® brands drove growth, Germany where the Extra® brand generated growth and Poland and Spain where the Orbit brand led growth. Favorable price/mix increased net sales 3%. Average translation of stronger European currencies, primarily the euro and the British pound, to the weaker U.S. dollar increased net sales approximately 8%.
Asia net sales for the second quarter of 2007 were $188,707, an increase of $25,966 or 16% from the second quarter of 2006. Volume growth increased net sales 15%, primarily led by China where the Extra and Doublemint® brands drove growth. Unfavorable price/mix decreased net sales 3%. Average translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 4%.
Other Geographic Regions net sales for the second quarter of 2007 were $53,977, an increase of $9,211 or 21% from the second quarter of 2006. Volume growth increased net sales 7% primarily due to Australia where the Eclipse® brand led growth and favorable mix increased net sales 3%. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased net sales approximately 11%.

Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended
	June 30,
	2007	2006
Gross profit	53.3%	52.1%
Selling, general and administrative
Advertising	(10.7)	(10.8)
Merchandising and promotion/other	(5.0)	(4.6)
Selling and other marketing	(10.2)	(10.4)
General and administrative	(8.3)	(8.0)

Total selling, general and administrative (SG&A)*	(34.2)	(33.8)

Operating income*	19.1%	18.3%

*	May not total due to rounding
Consolidated operating income for the second quarter of 2007 increased $41,985 or 19% compared to the second quarter of 2006. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 8%. Gross profit increased $106,459 or 17% from 2006 due to increased net sales while gross profit margin increased 1.2 percentage points primarily due to favorable price/mix, cost and lower restructuring charges between quarters. Average translation of stronger foreign currencies increased gross profit approximately 5%. SG&A expense increased $64,474 or 16% from 2006 primarily due to increased brand support, selling expenses and general administrative expenses including incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 4%.
North America operating income for the second quarter of 2007 increased $9,515 or 11% compared to the second quarter of 2006. Gross profit increased $15,245 or 8% from 2006 due to higher gross profit margin and increased net sales. Gross profit as a percentage of net sales increased 2.2 percentage points compared to the second quarter of 2006 primarily due to lower restructuring charges and favorable price/mix. Restructuring charges decreased gross profit margin 0.9 percentage points in the second quarter of 2007 and 2.0 percentage points in the second quarter of 2006. SG&A expense increased $5,730 or 5% primarily due to brand support driven by timing and new product launches between periods.
EMEAI operating income for the second quarter of 2007 increased $30,594 or 19% compared to the second quarter of 2006. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 8%. Gross profit increased $70,747 or 21% from 2006 primarily due to increased net sales. Gross profit as a percentage of net sales decreased 0.7 percentage points compared to the second quarter of 2006 primarily due to unfavorable mix. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 8%. SG&A expense increased $40,153 or 23% primarily due to increased selling expense and brand support mainly in the U.K. in response to the competitive environment and incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 7%.
Asia operating income for the second quarter of 2007 increased $3,332 or 7% compared to the second quarter of 2006. Average translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 4%. Gross profit increased $9,721 or 11% from 2006 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit as a percentage of net sales decreased 2.7 percentage points primarily due to unfavorable price/mix. Average translation of stronger Asian currencies increased gross profit approximately 4%. SG&A expense increased $6,389 or 14% primarily due to increased brand support and selling expense. The impact of average foreign exchange increased SG&A expense approximately 4%.
Other Geographic Regions operating income for the second quarter of 2007 increased $4,342 or 98% compared to the second quarter of 2006. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased operating income approximately 29%. Gross profit increased $6,252 or 37% from 2006 due to increased net sales and higher gross profit margin. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased gross profit approximately 15%. SG&A expense increased $1,910 or 15% primarily due to increased brand support in Australia. The impact of average foreign exchange increased SG&A expense approximately 10%.

All Other operating expense for the second quarter of 2007 increased $5,798 or 8% compared to the second quarter of 2006. The increase was primarily due to general and administrative expenses including the development of global marketing and sales infrastructure and research and development expense.
Interest Expense
Interest expense for the second quarter of 2007 was $17,123, up $1,111 compared to the second quarter of 2006 primarily due to an increase in short-term debt related to the acquisition of A. Korkunov and an increase in short-term interest rates.
Investment Income
Investment income for the second quarter of 2007 was $2,537, up $990 compared to the second quarter of 2006. The increase was primarily due to higher cash balances and investment yields.
Other Income (Expense), Net
Other income, net for the second quarter of 2007 was $1,421, compared to $343 in the second quarter of 2006. The increase was primarily due to foreign currency transaction gains.
Income Taxes
Income taxes for the second quarter of 2007 were $79,950, up $13,767 or 21% from the second quarter of 2006. The increase was primarily due to the increase in pretax earnings of $42,942 or 21%. The consolidated effective tax rate remained flat at 32.0% for the second quarters of 2007 and 2006 though the Company expects a moderately higher tax rate through 2007 compared to 2006.
2007 vs. 2006 First Six Months
Net Sales
Consolidated net sales for the first six months of 2007 were $2,631,826, an increase of $350,885 or 15% from the first six months of 2006. Volume growth across all segments increased net sales 10%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 5%.
North America net sales for the first six months of 2007 were $866,097, an increase of $25,043 or 3% from the first six months of 2006. Volume growth increased net sales 1% led by the U.S. where Orbit, Life Savers® and Eclipse drove growth and favorable mix increased net sales 2%.
EMEAI net sales for the first six months of 2007 were $1,229,860, an increase of $243,330 or 25% from the first six months of 2006. Volume growth increased net sales 13%, primarily led by Russia where the A. Korkunov and Juicy Fruit brands generated growth, Germany where the Extra brand led growth and Poland and Ukraine where the Orbit brand drove growth. Favorable price/mix increased net sales 3%. Average translation of stronger European currencies, primarily the euro and the British pound, to the weaker U.S. dollar increased net sales approximately 9%.
Asia net sales for the first six months of 2007 were $405,756, an increase of $66,851 or 20% from the first six months of 2006. Volume growth increased net sales 18%, primarily led by China where the Extra and Doublemint brands drove growth. Unfavorable price/mix decreased net sales 2%. Average translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 4%.
Other Geographic Regions net sales for the first six months of 2007 were $100,994, an increase of $16,341 or 19% from the first six months of 2006. Volume growth increased net sales 9% primarily due to Australia, where the Eclipse brand led growth, and favorable mix increased net sales 2%. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased net sales approximately 8%.

Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Six Months Ended
	June 30,
	2007	2006
Gross profit	52.5%	52.0%
Selling, general and administrative
Advertising	(10.6)	(11.1)
Merchandising and promotion/other	(5.2)	(5.0)
Selling and other marketing	(10.3)	(10.7)
General and administrative	(8.4)	(8.0)

Total selling, general and administrative (SG&A)*	(34.6)	(34.7)

Operating income*	18.0%	17.3%

*	May not total due to rounding
Consolidated operating income for the first six months of 2007 increased $79,373 or 20% compared to the first six months of 2006. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 7%. Gross profit increased $196,983 or 17% from 2006 due to increased net sales while gross profit margin increased by 0.5 percentage points. Gross profit margin slightly benefited from less restructuring activity. Average translation of stronger foreign currencies increased gross profit approximately 5%. SG&A expense increased $117,610 or 15% from 2006 primarily due to increased brand support, selling expenses and general administrative expenses including incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 4%.
North America operating income for the first six months of 2007 increased $15,373 or 10% compared to the first six months of 2006. Gross profit increased $10,813 or 3% from 2006 primarily due to increased net sales. Gross profit as a percentage of net sales remained consistent between periods. Restructuring charges decreased gross profit margin 1.0 percentage points in the first six months of 2007 and 1.9 percentage points in the first six months of 2006. SG&A expense decreased $4,560 or 2% primarily due to brand support driven by timing and new product launches between periods.
EMEAI operating income for the first six months of 2007 increased $69,927 or 27% compared to the first six months of 2006. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 9%. Gross profit increased $147,394 or 25% from 2006 due to increased net sales and slightly higher gross profit margin. Gross profit as a percentage of net sales increased 0.2 percentage points compared to the first six months of 2006 primarily due to favorable price/mix. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 9%. SG&A expense increased $77,467 or 24% primarily due to increased selling expense and brand support mainly in the U.K. in response to the competitive environment and incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 8%.
Asia operating income for the first six months of 2007 increased $11,626 or 11% compared to the first six months of 2006. Average translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 4%. Gross profit increased $26,677 or 14% from 2006 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit as a percentage of net sales decreased 2.9 percentage points primarily due to unfavorable price/mix. Average translation of stronger Asian currencies increased gross profit approximately 4%. SG&A expense increased $15,051 or 17% primarily due to increased selling expense and brand support. The impact of average foreign exchange increased SG&A expense approximately 4%.
Other Geographic Regions operating income for the first six months of 2007 increased $7,019 or 89% compared to the first six months of 2006. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased operating income approximately 27%. Gross profit increased $11,794 or 36% from 2006 due to increased net sales and higher gross profit margin. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased gross profit approximately 12%. SG&A expense increased $4,775 or 19% primarily due to increased brand support in Australia. The impact of average foreign exchange increased SG&A expense approximately 8%.

All Other operating expense for the first six months of 2007 increased $24,572 or 19% compared to the first six months of 2006. The increase was primarily due to general and administrative expenses including the development of global marketing and sales infrastructure, research and development expense and restructuring activity in the segment.
Interest Expense
Interest expense for the first six months of 2007 was $33,725, up $2,370 compared to the first six months of 2006 primarily due to an increase in short-term debt related to the acquisition of A. Korkunov and an increase in short-term interest rates.
Investment Income
Investment income for the first six months of 2007 was $4,427, up $930 compared to the first six months of 2006. The increase was primarily due to higher investment yields and cash balances.
Other Income (Expense), Net
Other income, net for the first six months of 2007 was $18,124, compared to $5,456 in the first six months of 2006. The increase was primarily due to a non-recurring gain on the sale of certain corporate assets.
Income Taxes
Income taxes for the first six months of 2007 were $149,444, up $30,610 or 26% from the first six months of 2006. The increase was primarily due to the increase in pretax earnings of $90,601 or 24% and an increase in the consolidated effective tax rate to 32.4% in 2007 from 32.0% in 2006. The increase in the effective tax rate was due to a recent change in U.S. tax regulations regarding U.S. taxes applicable to certain foreign-sourced earnings.
LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first six months of 2007 was $437,250 compared to $215,994 for the same period in 2006. The increase was primarily due to increased earnings and decreased working capital investment including timing of settlement of payables and accruals. The Company’s current ratio (current assets divided by current liabilities) was approximately 1.2 to 1 at June 30, 2007 compared to approximately 1.4 to 1 at December 31, 2006 due to increased levels of short-term debt at June 30, 2007 related to the A. Korkunov acquisition.
Additions to Property, Plant, and Equipment
Capital expenditures for the first six months of 2007 were $97,759 compared to $149,050 in the first six months of 2006. The decrease was primarily due to a non-recurring purchase of real estate in 2006. For the full year 2007, capital expenditures are expected to decrease from 2006 and are planned to be funded from the Company’s cash flow from operations.
Borrowing Arrangements and External Capital Resources
At June 30, 2007, the Company had $198,500 of commercial paper outstanding bearing an average interest rate of 5.26% under its commercial paper program established pursuant to the April 29, 2005 Issuing and Paying Agency Agreement with JPMorgan Chase Bank. Of the aggregate maximum amount of $1,500,000 of commercial paper that the Company may issue pursuant to this program, $1,301,500 remains.
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
On July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010 to support the commercial paper borrowings; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at June 30, 2007, the Company was compliant. The Company had no borrowings outstanding under the credit facility at June 30, 2007.
On May 11, 2007, the Company entered into an agreement for a €100,000 (euro) term loan maturing on December 31, 2007 with scheduled principal payments of €30,000, €30,000 and €40,000 in July, September and December 2007, respectively. Additionally, the Company may prepay at its option. Based upon the June 30, 2007 exchange rate, the Company had $135,350 outstanding under this facility bearing an average interest rate of 4.31% at June 30, 2007.

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
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
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
Item 4 — Controls and Procedures
(i) Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
(ii) Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A – Risk Factors
The Company’s operations and financials results are subject to a number of risks and uncertainties that could adversely affect the Company’s operations, performance, development or business. Significant factors that may cause actual results to differ materially include, without limitation:
•	Availability or retention of retail space. In those countries where the Company maintains market leadership in the chewing gum segment, the Company’s ability to retain preferred retail space allocation will impact results. If the Company is not able to retain this allocation, the Company’s results could be negatively impacted.

•	Availability of raw materials. The Company uses many raw materials to manufacture chewing gum and other confectionery products including sugar, corn syrup, flavoring oils, polyols and high intensity sweeteners. While these products are generally readily available on the open market, if the Company is unable to maintain the availability, pricing and sourcing of these raw materials, the Company’s results could be negatively impacted.

•	Changes in demographics and consumer preferences. The Company operates in an increasingly competitive market. As such, the Company’s continued success is dependent upon its ability to continue to create and market products which appeal to diverse consumers. Failure to adequately anticipate and react to changing demographics and product preferences, the failure of new or existing products to be favorably received or the Company’s inability to otherwise adapt to changing market needs could have a material adverse effect on the Company’s operating results.

•	Changes in foreign currency and market conditions. Manufacturing and sales of a significant portion of the Company’s products are outside the United States. The majority of countries in which the Company operates tend to be politically, socially and economically stable. To the extent there is political or social unrest, civil war, terrorism, or significant economic instability, the results of the Company’s business in such countries could be negatively impacted. In addition, volatility in foreign currencies could have a material adverse effect on the Company’s results of operations.

•	Increased competition, discounting and other competitive actions. The Company competes worldwide with other well-established manufacturers of confectionery products, including chewing gum. The Company’s results may be negatively impacted by ineffective advertising, or by failure to sufficiently counter aggressive competitive actions. In addition, discounting and other competitive actions may make it more difficult for the Company to maintain its operating margins.

•	Underutilization of or inadequate manufacturing capacity. Unanticipated movements in consumer demands could result in inadequate manufacturing capacity or underutilization of the Company’s manufacturing capacity, which could negatively impact manufacturing efficiencies and costs.

•	Government regulations. Government regulations with respect to import duties, tariffs, taxes and environmental controls, both in and outside the United States, could negatively impact the Company’s costs and ability to compete in domestic or foreign market places.

•	Labor Stoppages. To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•	Outcome of integrating acquired businesses. The Company’s inability to successfully integrate any acquired businesses or assets could cause actual results to differ from anticipated results or expectations of the business.
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

			(c)
	(a)		Total Number of	(d)
	Total Number	(b)	Shares Purchased as	Approximate Dollar Value of
	of Shares	Average Price	Part of Publicly	Shares that May Yet Be
	Purchased	Paid Per	Announced Share	Purchased Under the Share
Period	(1)(2)	Share	Repurchase Plan	Repurchase Plan
April 1st – April 30th	206,800	$50.84	206,800	$373,166,000
May 1st – May 31st	600	$59.06	—	$373,166,000
June 1st – June 30th	1,487,200	$55.87	1,487,200	$290,074,000

(1)	Includes actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of May 19, 2006 to purchase up to $500,000,000 of shares, in the open market. At June 30, 2007, $290,074,000 remained available for repurchase under the program. The program will expire when the authorized amount is completely utilized.

(2)	Includes actual number of shares purchased by the Company in the open market, to provide shares for the Company’s Stock Deferral Program for Non-employee Directors under the Company’s 1997 Management Incentive Plan, as amended and the 2007 Management Incentive Plan. The Stock Deferral Program for Non-employee Directors increases Non-employee Director’s beneficial ownership in the Company and more closely aligns their interest in the long-term growth and profitability of the Company with that of the stockholder.
Item 6 – Exhibits
(a) Exhibits reference is made to the Exhibit Index on page 20.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY (Registrant)
By	/s/ SHAUN MARA

Shaun Mara
Vice President and Controller Authorized Signatory and Chief Accounting Officer

Date: August 9, 2007

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
(Part II – Item 6)

Exhibit
Number	Description of Exhibit
3.	Articles of Incorporation

	(a)(i)	Restated Certificate of Incorporation of Wm. Wrigley Jr. Company as amended by the Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(a) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

	(a)(ii)	Certificate of Amendment of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated March 22, 2005, is incorporated by reference to Exhibit 3(i)(b) to the Company’s Form 10-Q filed for the fiscal quarter ended March 31, 2005.

	(a)(iii)	Certificate of Amendment No. 2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is incorporated by reference to Exhibit 3(a) (ii) to the Company’s Form 10-Q filed for the fiscal quarter ending March 31, 2006.

	(a)(iv)	Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment No. 2 of the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, is incorporated by reference to Exhibit 3(a) (iii) to the Company’s Form 10-Q filed for the fiscal quarter ending March 31, 2006.

	(a)(v)	Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment No. 2 to the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, and as further amended by the Certificate of Amendment of Restated Certificate of Incorporation dated March 15, 2007, is incorporated by reference to Exhibit 3(a)(v) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2007.

Bylaws

	(b)(i)	The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, is incorporated by reference to Exhibit 3(ii) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2002.

	(b)(ii)	The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006 is incorporated by reference to Exhibit 3(b) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2006.

	(b)(iii)	The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006 and February 6, 2007 is incorporated by reference to Exhibit 3(b)(ii) to the Company’s Form 10-K filed for the fiscal year ended December 31, 2006.

	(b)(iv)	The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006, February 6, 2007 and March 15, 2007 is incorporated by reference to Exhibit 3(b)(iv) of the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2007.

4.	Instruments defining the rights of security holders

	(a)	The Stockholder Rights Plan is incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed June 5, 2001.

	(b)	Senior Indenture, dated as of July 14, 2005, by and between Wm. Wrigley Jr. Company and J.P. Morgan Trust Company, National Association as trustee, is incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on July 14, 2005.

	(c)	Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.30% Senior Notes due 2010

Exhibit
Number		Description of Exhibit
is incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on July 14, 2005.

		(d)	Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.65% Senior Notes due 2015 is incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed on July 14, 2005.

		(e)	Form of Global Note representing the 4.30% Senior Notes due 2010 is incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed on July 14, 2005.

		(f)	Form of Global Note representing the 4.65% Senior Notes due 2015 is incorporated by reference to Exhibit 99.6 to the Company’s Form 8-K filed on July 14, 2005.

10		Material Contracts

	*	(a)	Amendment No. 1 to Credit Agreement dated as of May 17, 2007 by and among Wm. Wrigley Jr. Company, the other financial institutions a thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2007.

31		Rule 13a-14(a)/15d-14(a) Certifications

	*	(a)	Certification of Mr. William D. Perez, President and Chief Executive Officer

	*	(b)	Certification of Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer

32		Section 1350 Certifications

	*	(a)	Certification of Mr. William D. Perez, President and Chief Executive Officer

	*	(b)	Certification of Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer

*	Filed herewith.
Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.