Form 10-Q
period 2007-09-30
WRIGLEY WM JR CO
filed 2007-11-09
CIK 108601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No☑
218,861,973 shares of Common Stock and 56,880,346 shares of Class B Common Stock were outstanding as of October 31, 2007.

PART I — FINANCIAL INFORMATION — ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share values)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$1,333,052	1,178,667	3,964,878	3,459,608

Cost of sales	620,001	547,116	1,856,201	1,624,286

Restructuring charges	567	6,388	13,202	24,151

Gross profit	712,484	625,163	2,095,475	1,811,171

Selling, general and administrative expense	453,410	397,575	1,363,269	1,189,824

Operating income	259,074	227,588	732,206	621,347

Interest expense	(17,185)	(15,597)	(50,910)	(46,952)

Investment income	2,840	2,101	7,267	5,598

Other income (expense), net	(3,168)	(702)	14,956	4,754

Earnings before income taxes	241,561	213,390	703,519	584,747

Income taxes	77,089	65,361	226,533	184,195

Net earnings	$164,472	148,029	476,986	400,552

Net earnings per share of common stock (basic)	$0.60	0.53	1.73	1.44

Net earnings per share of common stock (diluted)	$0.59	0.53	1.72	1.44

Dividends declared per share of common stock	$0.29	0.256	0.87	0.768

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)
(All amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net earnings	$476,986	400,552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152,893	136,565
Net (gain) loss on retirements of property, plant and equipment	(13,686)	2,162
Non-cash share-based compensation	41,430	35,135
Deferred income taxes	22,328	873
(Increase) decrease in:
Accounts receivable	(22,428)	(47,144)
Inventories	26,500	(88,341)
Other current assets	(10,470)	(43,553)
Deferred charges and other assets	(27,787)	11,154
Increase (decrease) in:
Accounts payable and accrued expenses	2,446	(68,223)
Income and other taxes payable	10,261	12,571
Other noncurrent liabilities	24,952	19,731

Net cash provided by operating activities	683,425	371,482

INVESTING ACTIVITIES
Additions to property, plant and equipment	(156,496)	(207,860)
Proceeds from retirements of property, plant and equipment	22,445	16,633
Proceeds from sale of investments	835	—
Acquisition, net of cash acquired	(293,590)	—

Net cash used in investing activities	(426,806)	(191,227)

FINANCING ACTIVITIES
Dividends paid	(229,906)	(204,601)
Common Stock purchased and issued, net	(103,126)	(77,271)
Issuances of short-term debt, net	89,477	61,500

Net cash used in financing activities	(243,555)	(220,372)

Effect of exchange rate changes on cash and cash equivalents	4,573	7,994

Net increase (decrease) in cash and cash equivalents	17,637	(32,123)
Cash and cash equivalents at beginning of period	253,666	257,704

Cash and cash equivalents at end of period	$271,303	225,581

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$209,280	175,153

Interest paid	$57,146	52,773

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)
(All amounts in thousands)

	(Unaudited)
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$271,303	253,666
Short-term investments, at amortized cost	—	1,100
Accounts receivable
(less allowance for doubtful accounts: 9/30/07 — $7,442; 12/31/06 — $6,431)	522,510	463,231
Inventories:
Finished goods	279,261	241,897
Raw materials, work in process and supplies	318,144	351,088

	597,405	592,985
Other current assets	187,287	170,245

Total current assets	1,578,505	1,481,227

Deferred charges and other assets	220,965	194,382
Goodwill	1,351,481	1,147,603
Other intangibles	485,740	415,870

Property, plant and equipment, at cost	2,908,000	2,682,017
Less accumulated depreciation	(1,380,292)	(1,259,501)

Net property, plant and equipment	1,527,708	1,422,516

Total assets	$5,164,399	4,661,598

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$165,066	65,000
Accounts payable and accrued expenses	775,343	741,613
Dividends payable	79,545	71,106
Income and other taxes payable	169,116	149,410

Total current liabilities	1,189,070	1,027,129

Other noncurrent liabilities	307,878	246,377
Long term debt	1,000,000	1,000,000

Total liabilities	2,496,948	2,273,506

Stockholders’ equity:
Preferred stock — no par value
Authorized — 20,000 shares; Issued — None
Common Stock — no par value
Authorized — 1,000,000 shares
Issued — 231,113 and 228,945 shares at 9/30/07 and 12/31/06, respectively	14,071	14,018
Class B Common Stock — convertible
Authorized — 300,000 shares
Issued — 59,438 and 61,606 shares at 9/30/07 and 12/31/06, respectively	1,425	1,478
Additional paid-in capital	128,874	93,602
Retained earnings	3,189,475	2,949,705
Common Stock and Class B Common Stock in treasury, at cost — 15,245 and 13,644 shares at 9/30/07 and 12/31/06, respectively	(708,015)	(606,045)
Accumulated other comprehensive gain (loss)	41,621	(64,666)

Total stockholders’ equity	2,667,451	2,388,092

Total liabilities and stockholders’ equity	$5,164,399	4,661,598

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)
1.	Basis of Presentation

The Consolidated Statement of Earnings (Condensed) for the three months and nine months ended September 30, 2007 and 2006, the Consolidated Statement of Cash Flows (Condensed) for the nine months ended September 30, 2007 and 2006 and the Consolidated Balance Sheet (Condensed) at September 30, 2007 are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2006 audited consolidated financial statements. These Consolidated Financial Statements (Condensed) should be read in conjunction with the 2006 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2006 have been reclassified to conform to the 2007 presentation.

Conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

2.	Recently Issued Accounting Pronouncements

In July 2006, FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” was issued. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to the financial statements. See Note 6 for related disclosures.

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” was issued. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning 2008. The Company does not expect a material impact to the financial statements upon adoption.

3.	Acquisition

On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a privately held premium chocolate company in Russia. The acquisition provided an opportunity for the Company to enter the chocolate confectionery marketplace, a significant component of the broader confectionery market, with a well recognized brand in a growing region. The Company acquired the 80% interest in A. Korkunov for approximately $294,000 with the remaining 20% to be acquired over the next few years. The Company financed the acquisition through short-term debt and cash on hand. The purchase price allocation remains preliminary and the results of operations have been included since January 31, 2007.

4.	Restructuring

During the second quarter of 2005, the Company announced plans to restructure its North America production network in order to maximize supply chain efficiencies. As a result, the Company closed its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey transferring production to remaining facilities. The Company is in the process of marketing the New Jersey property and preparing the Illinois property for sale.

The aggregate charges to net earnings to close and reconfigure facilities are expected to be approximately $99,000 on a pre-tax basis, of which $98,499 had been incurred at September 30, 2007 including $85,297 incurred in fiscal years 2006 and 2005. The restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. Of the total restructuring costs, the Company expects to incur approximately $80,800 in the North America segment and $18,200 in the All Other segment.

4.	(continued)

	Employee	Accelerated	Closure	Other
	Separation	Depreciation	Costs	Costs	Total

Estimated restructuring charge	$40,400	30,700	24,000	3,900	99,000

Cumulative restructuring charge at December 31, 2006	$38,017	29,330	14,662	3,288	85,297

Accrued balance at December 31, 2006	$9,958	—	151	—	10,109
First quarter expense	723	1,394	5,941	91	8,149
Second quarter expense	1,097	—	3,155	234	4,486
Third quarter expense	(500)	—	903	164	567

Year to date expense	1,320	1,394	9,999	489	13,202

Cash payments	(7,285)	—	(8,724)	(489)	(16,498)
Noncash utilization	(1,500)	(1,394)	(1,426)	—	(4,320)

Accrued balance at September 30, 2007	$2,493	—	—	—	2,493

Cumulative restructuring charge at September 30, 2007	$39,337	30,724	24,661	3,777	98,499

All expenses are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). The Company has incurred a cumulative charge for all activities to date at September 30, 2007 of $98,499, including $80,677 in the North America segment with the remaining $17,822 in the All Other segment. The Company incurred a $567 charge for the third quarter of 2007, including $682 in the North America segment and a benefit of $115 in the All Other segment. The Company incurred a $6,388 charge for the third quarter of 2006, including $4,717 in the North America segment with the remaining $1,671 in the All Other segment. The Company incurred a $13,202 charge for the first nine months of 2007, including $9,471 in the North America segment with the remaining $3,731 in the All Other segment. The Company incurred a $24,151 charge for the first nine months of 2006, including $20,975 in the North America segment with the remaining $3,176 in the All Other segment.

The Company expects to recognize a gain upon the sales of the properties; however, the amount will depend on certain factors, some of which are external and beyond the Company’s control. The restructuring charges discussed herein are exclusive of any potential gain on the sales of these properties.

5.	Debt

On April 29, 2005, the Company entered into an Issuing and Paying Agency Agreement with JPMorgan Chase Bank pursuant to which the company may establish one or more unsecured commercial paper programs. The Company had $103,500 of commercial paper outstanding under its commercial paper program bearing an average interest rate of 5.17% at September 30, 2007.

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

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support its commercial paper program; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at September 30, 2007, the Company was compliant. The Company had no borrowings outstanding under the credit facility at September 30, 2007.

On May 11, 2007, the Company entered into an agreement for a €100,000 (euro) term loan maturing on December 31, 2007. At September 30, 2007 €40,000 remained outstanding and is scheduled for payment in December 2007. Additionally, the Company may prepay at its option. Based upon the September 30, 2007 exchange rate, the Company had $57,036 outstanding under this facility bearing an average interest rate of 4.40%.

6.	Income Tax Reserves

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on January 1, 2007 with no material impact to the financial statements. The total amount of unrecognized tax benefits at January 1, 2007 was $37,100, approximately $26,400 of which would affect the annual effective tax rate, if recognized. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at January 1, 2007 was $2,900.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$164,472	148,029	476,986	400,552

Basic shares outstanding	274,739	277,546	275,237	277,506
Effect of dilutive securities — stock options, restricted stock and long-term stock grants	2,411	452	1,831	767

Dilutive shares outstanding	277,150	277,998	277,068	278,273

Net earnings per share:
Basic	$0.60	0.53	1.73	1.44
Diluted	$0.59	0.53	1.72	1.44
8.	Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$164,472	148,029	476,986	400,552

Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	64,115	5,840	93,166	42,784
All other changes, net of tax	4,064	(1,731)	13,121	(67)

Comprehensive income	$232,651	152,138	583,273	443,269

9.	Pension and Other Post-retirement Benefit Plans The following information provides the net periodic benefit costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total amount of contributions paid and expected to be paid during the current year for the Company’s U.S. and non-U.S. pension and post-retirement plans.

The components of net pension benefit cost are as follows:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$4,000	4,000	4,500	3,300
Interest cost	7,100	7,200	4,100	3,300
Expected return on plan assets	(8,400)	(9,000)	(5,100)	(4,100)
Transition asset	—	—	(100)	(100)
Prior service costs	500	600	100	100
Net actuarial loss	900	1,500	400	600
Other pension plans	—	—	800	400

Net pension benefit cost	$4,100	4,300	4,700	3,500

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$13,200	11,300	11,800	10,200
Interest cost	20,500	20,500	11,800	9,500
Expected return on plan assets	(26,200)	(25,500)	(14,000)	(11,800)
Transition asset	—	—	(300)	(300)
Prior service costs	1,500	1,600	300	300
Net actuarial loss	1,500	4,300	2,000	1,800
Other pension plans	—	—	1,600	1,400

Net pension benefit cost	$10,500	12,200	13,200	11,100

The Company disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $500 to the U.S. pension plans in 2007. The Company continues to anticipate funding approximately $500 for the U.S. pension plans in 2007. The Company disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $5,100 to the non-U.S. plans in 2007. The Company currently anticipates funding approximately $13,800 to the non-U.S. plans in 2007. During the nine months ended September 30, 2007, the Company contributed $350 to the U.S. plans. During the nine months ended September 30, 2007, the Company contributed $9,300 to the non-U.S. plans.

9.	(continued)

The components of net post-retirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$500	700	2,300	1,700
Interest cost	900	1,300	3,000	3,300
Expected return on plan assets	(900)	(900)	(2,500)	(2,300)
Prior service costs	(100)	(100)	(300)	(300)
Net actuarial loss	200	500	700	1,300

Net post-retirement benefit cost	$600	1,500	3,200	3,700

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $4,800 to the post-retirement plans in 2007. The Company continues to anticipate funding approximately $4,800 to the post-retirement plans in 2007. During the nine months ended September 30, 2007, the Company contributed $3,600 to the post-retirement plans.

10.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. Descriptions of the Company’s reportable segments are as follows:
•	North America — These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

•	EMEAI —These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

•	Asia — These operations manufacture and market gum and other confectionery products in a number of Asian geographies including China, Taiwan and the Philippines.

•	Other Geographic Regions — These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Information by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Sales	2007	2006	2007	2006
North America	$435,859	444,354	1,301,956	1,285,408
EMEAI	674,897	542,328	1,912,055	1,535,346
Asia	153,976	130,939	559,732	469,844
Other Geographic Regions	52,312	45,308	146,008	123,473
All Other	16,008	15,738	45,127	45,537

Net sales	$1,333,052	1,178,667	3,964,878	3,459,608

All Other net sales consist primarily of sales of gum base.

10.	(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Income	2007	2006	2007	2006
North America	$98,582	101,472	270,216	257,733
EMEAI	195,820	168,493	524,873	427,208
Asia	32,979	24,929	148,828	129,152
Other Geographic Regions	10,431	6,513	24,567	13,749
All Other	(78,738)	(73,819)	(236,278)	(206,495)

Operating income	$259,074	227,588	732,206	621,347

All Other operating income includes corporate expenses such as costs related to research and development, information systems and certain administrative functions as well as operating results from the manufacture and sale of gum base.

PART I — FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(All amounts in thousands except for per share figures)
RESULTS OF OPERATIONS
Overview
The Wm. Wrigley Jr. Company (the “Company”) achieved 2% unit volume and 13% sales growth in the third quarter of 2007 compared to the third quarter of 2006. Diluted earnings per share increased 11% to $0.59 in the third quarter of 2007 compared to $0.53 in the third quarter of 2006. The increase was due to strength and growth in operating profits across EMEAI (principally Europe) and Asia partially offset by a slight decrease in North America, a $0.04 per share favorable impact from foreign exchange and a $0.02 per share favorable impact due to lower restructuring charges between periods.
The Company achieved 7% unit volume and 15% sales growth in the first nine months of 2007 compared to the first nine months of 2006. Diluted earnings per share increased 19% to $1.72 in the first nine months of 2007 compared to $1.44 in the first nine months of 2006. The increase was due to growth across all segments, a $0.12 per share favorable impact from foreign exchange, a $0.03 per share favorable impact due to lower restructuring charges between periods and a $0.03 per share gain related to the sale of certain corporate assets. The first nine months of 2007 and 2006 included restructuring expenses of $0.03 per share and $0.06 per share, respectively. Additionally, the Company’s effective tax rate increased to 32.2% in the first nine months of 2007 from 31.5% in the prior year period. The Company expects a moderately higher tax rate compared to 2006 to continue through 2007.
Volume for the third quarter of 2007 was slightly up from the prior year quarter as continued growth across EMEAI and Asia, including double digit growth in the U.K., Russia and China, was mostly offset by shortfalls in North America. Volume growth for the first nine months of 2007 was driven by solid performance across most segments, particularly the Asia and EMEAI segments. EMEAI experienced double digit growth in Russia, Germany and Poland, while double digit growth in China continued to drive Asia. North America volume was slightly down between the nine month periods. Other Geographic Regions (the Pacific and Latin America regions) also experienced solid volume growth in the nine month period mainly due to double digit growth in Australia.
Average foreign currency translation continued to favorably impact diluted earnings per share in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006, respectively. This benefit was primarily due to average translation rates of stronger EMEAI, Asia and Pacific region currencies, particularly the euro, British pound, Chinese renminbi and Australian dollar, to the weaker U.S. dollar. The Company maintains a strong global presence and expects that future exchange rate fluctuations will continue to impact results of operations.
On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a premium chocolate company in Russia for approximately $294,000, with the remaining 20% to be acquired over the next few years.
2007 vs. 2006 Third Quarter
Net Sales
Consolidated net sales for the third quarter of 2007 were $1,333,052, an increase of $154,385 or 13% from the third quarter of 2006. Volume growth across most segments, including the A. Korkunov® brand in EMEAI, increased net sales 2% while favorable price/mix increased net sales 6%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 5%.
North America net sales for the third quarter of 2007 were $435,859, a decrease of $8,495 or 2% from the third quarter of 2006. Lower volume decreased net sales 14% which was partially offset by a 12% increase in net sales due to favorable price/mix driven by broad pricing increases phased in across the product portfolio since late in the second quarter and the successful launch of the new premium brand, 5®. While there was some negative volume impact due to recent pricing changes, the larger portion of the decline stemmed from a reduction in trade inventory levels.
EMEAI net sales for the third quarter of 2007 were $674,897, an increase of $132,569 or 24% from the third quarter of 2006. Volume growth increased net sales 14%, primarily led by Russia where the A. Korkunov, Eclipse® and Juicy Fruit® brands drove growth and the U.K. and Germany where the Extra® brand generated growth. Favorable price/mix increased net sales 2%. Average translation of stronger European currencies, primarily the euro and the British pound, to the weaker U.S. dollar increased net sales approximately 8%.
Asia net sales for the third quarter of 2007 were $153,976, an increase of $23,037 or 18% from the third quarter of 2006. Volume growth increased net sales 11%, primarily led by China where the Extra and Doublemint® brands drove growth. Favorable price/mix increased net sales 1%. Average translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 6%.
Other Geographic Regions net sales for the third quarter of 2007 were $52,312, an increase of $7,004 or 15% from the third quarter of 2006. Volume growth increased net sales 8% primarily due to Australia where the Extra and Eclipse brands led growth and unfavorable price/mix decreased net sales 5%. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased net sales approximately 12%.
Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended
	September 30,
	2007	2006

Gross profit	53.4%	53.0%
Selling, general and administrative
Advertising	(10.7)	(10.0)
Merchandising and promotion/other	(4.9)	(4.9)
Selling and other marketing	(10.3)	(10.6)
General and administrative	(8.1)	(8.2)

Total selling, general and administrative (SG&A)*	(34.0)	(33.7)

Operating income*	19.4%	19.3%

*	May not total due to rounding
Consolidated operating income for the third quarter of 2007 increased $31,486 or 14% compared to the third quarter of 2006. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 8%. Gross profit increased $87,321 or 14% from 2006 due to increased net sales while gross profit as a percent of sales (“gross profit margin”) increased 0.4 percentage points primarily due to favorable price/mix and lower restructuring charges between quarters partially offset by higher cost. Average translation of stronger foreign currencies increased gross profit approximately 6%. SG&A expense increased $55,835 or 14% from 2006 as the Company begins to better leverage existing infrastructure and reinvest in advertising. Additionally, the increase included incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 5%.
North America operating income for the third quarter of 2007 decreased $2,890 or 3% compared to the third quarter of 2006. Gross profit increased $6,913 or 3% from 2006 due to higher gross profit margin partially offset by lower net sales. Gross profit margin increased 2.5 percentage points compared to the third quarter of 2006 primarily due to lower restructuring charges and favorable price/mix slightly offset by higher cost. Restructuring charges decreased gross profit margin 0.2 percentage points in the third quarter of 2007 and 1.1 percentage points in the third quarter of 2006. SG&A expense increased $9,803 or 9% primarily due to brand support driven by timing and new product launches between periods particularly due to the support behind the new product launch of 5 in the third quarter of 2007.
EMEAI operating income for the third quarter of 2007 increased $27,327 or 16% compared to the third quarter of 2006. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 8%. Gross profit increased $67,827 or 20% from 2006 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit margin decreased 2.0 percentage points compared to the third quarter of 2006 primarily due to unfavorable mix and cost. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 9%. SG&A expense increased $40,500 or 24% primarily due to increased selling expense and brand support mainly in the U.K. in response to the competitive environment and incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 9%.
Asia operating income for the third quarter of 2007 increased $8,050 or 32% compared to the third quarter of 2006. Average translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 7%. Gross profit increased $9,682 or 14% from 2006 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit margin decreased 1.6 percentage points primarily due to unfavorable mix. Average translation of stronger Asian currencies increased gross profit approximately 6%. SG&A expense increased $1,632 or 4% primarily due to the impact of average foreign exchange.
Other Geographic Regions operating income for the third quarter of 2007 increased $3,918 or 60% compared to the third quarter of 2006. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased operating income approximately 26%. Gross profit increased $6,638 or 34% from 2006 due to increased net sales and higher gross profit margin. Average translation of a stronger

Australian dollar to the weaker U.S. dollar increased gross profit approximately 16%. SG&A expense increased $2,720 or 21% primarily due to increased brand support in Australia. The impact of average foreign exchange increased SG&A expense approximately 10%.
All Other operating expense for the third quarter of 2007 increased $4,919 or 7% compared to the third quarter of 2006. The increase was primarily due to higher general and administrative expenses including research and development expense.
Interest Expense
Interest expense for the third quarter of 2007 was $17,185, up $1,588 compared to the third quarter of 2006 primarily due to an increase in short-term debt related to the acquisition of A. Korkunov and an increase in average short-term interest rates during the current quarter.
Investment Income
Investment income for the third quarter of 2007 was $2,840, up $739 compared to the third quarter of 2006. The increase was primarily due to higher cash balances and investment yields.
Other Income (Expense), Net
Other expense, net for the third quarter of 2007 was $3,168, compared to $702 in the third quarter of 2006. The increase was primarily due to an allocation for earnings to minority interest related to A. Korkunov.
Income Taxes
Income taxes for the third quarter of 2007 were $77,089, up $11,728 or 18% from the third quarter of 2006. The increase was primarily due to the increase in pretax earnings of $28,171 or 13% and an increase in the effective tax rate. The consolidated effective tax rate increased to 31.9% in the third quarter of 2007 compared to 30.6% in the third quarter of 2006. The increase in the effective tax rate was due to a recent change in U.S. tax regulations regarding U.S. taxes applicable to certain foreign-sourced earnings. The Company expects a moderately higher tax rate through 2007 compared to 2006.
2007 vs. 2006 First Nine Months
Net Sales
Consolidated net sales for the first nine months of 2007 were $3,964,878, an increase of $505,270 or 15% from the first nine months of 2006. Volume growth across most segments increased net sales 7% and favorable price/mix increased net sales 3%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 5%.
North America net sales for the first nine months of 2007 were $1,301,956, an increase of $16,548 or 1% from the first nine months of 2006. A decline in volume, primarily in the U.S., decreased net sales 4% which was offset by favorable price/mix that increased net sales 5% driven in large part by broad pricing increases phased in across the product portfolio since late in the second quarter.
EMEAI net sales for the first nine months of 2007 were $1,912,055, an increase of $376,709 or 25% from the first nine months of 2006. Volume growth increased net sales 14%, primarily led by Russia where the A. Korkunov brand generated growth, Germany where the Extra brand led growth and Poland and Ukraine where the Orbit brand drove growth. Favorable price/mix increased net sales 3%. Average translation of stronger European currencies, primarily the euro and the British pound, to the weaker U.S. dollar increased net sales approximately 8%.
Asia net sales for the first nine months of 2007 were $559,732, an increase of $89,888 or 19% from the first nine months of 2006. Volume growth increased net sales 16%, primarily led by China where the Extra and Doublemint brands drove growth. Unfavorable price/mix decreased net sales 2%. Average translation of a stronger Chinese renminbi to the weaker U.S. dollar increased net sales approximately 5%.
Other Geographic Regions net sales for the first nine months of 2007 were $146,008, an increase of $22,535 or 18% from the first nine months of 2006. Volume growth increased net sales 9% primarily due to Australia, where the Eclipse brand led growth, and unfavorable price/mix decreased net sales 1%. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased net sales approximately 10%.

Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Nine Months Ended
	September 30,
	2007	2006
Gross profit	52.9%	52.4%
Selling, general and administrative
Advertising	(10.7)	(10.7)
Merchandising and promotion/other	(5.1)	(5.0)
Selling and other marketing	(10.3)	(10.6)
General and administrative	(8.3)	(8.0)

Total selling, general and administrative (SG&A)*	(34.4)	(34.4)

Operating income*	18.5%	18.0%

*	May not total due to rounding
Consolidated operating income for the first nine months of 2007 increased $110,859 or 18% compared to the first nine months of 2006. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 8%. Gross profit increased $284,304 or 16% from 2006 due to increased net sales while gross profit margin increased by 0.5 percentage points. Gross profit margin increased 0.4 percentage points due to slowing restructuring activity as the Company nears completion of the program. Average translation of stronger foreign currencies increased gross profit approximately 6%. SG&A expense increased $173,445 or 15% from 2006 primarily due to increased brand support, selling expenses and general administrative expenses including incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 4%.
North America operating income for the first nine months of 2007 increased $12,483 or 5% compared to the first nine months of 2006. Gross profit increased $17,726 or 3% from 2006 primarily due to a slight increase in net sales and an improvement in gross profit margin. Gross profit margin increased by 0.8 percentage points primarily due to slowing restructuring activity. Restructuring charges decreased gross profit margin 0.7 percentage points in the first nine months of 2007 and 1.6 percentage points in the first nine months of 2006. SG&A expense slightly increased $5,243 or 2% primarily due to brand support and general and administrative expense.
EMEAI operating income for the first nine months of 2007 increased $97,665 or 23% compared to the first nine months of 2006. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 9%. Gross profit increased $215,697 or 23% from 2006 due to increased net sales partially offset by slightly lower gross profit margin. Gross profit margin decreased 0.6 percentage points compared to the first nine months of 2006 primarily due to unfavorable mix. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 9%. SG&A expense increased $118,032 or 24% primarily due to increased selling expense and brand support mainly in the U.K. in response to the competitive environment and incremental expenses related to A. Korkunov. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 8%.
Asia operating income for the first nine months of 2007 increased $19,676 or 15% compared to the first nine months of 2006. Average translation of a stronger Chinese renminbi to the U.S. dollar increased operating income approximately 4%. Gross profit increased $36,360 or 14% from 2006 primarily due to increased net sales partially offset by lower gross profit margin. Gross profit as a percentage of net sales decreased 2.5 percentage points primarily due to unfavorable price/mix. Average translation of stronger Asian currencies increased gross profit approximately 4%. SG&A expense increased $16,684 or 12% primarily due to increased selling expense and brand support. The impact of average foreign exchange increased SG&A expense approximately 4%.
Other Geographic Regions operating income for the first nine months of 2007 increased $10,818 or 79% compared to the first nine months of 2006. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased operating income approximately 27%. Gross profit increased $17,889 or 36% from 2006 due to increased net sales and higher gross profit margin. Average translation of a stronger Australian dollar to the weaker U.S. dollar increased gross profit approximately 14%. SG&A expense increased $7,071 or 15% primarily due to increased brand support in Australia. The impact of average foreign exchange increased SG&A expense approximately 9%.

All Other operating expense for the first nine months of 2007 increased $29,783 or 14% compared to the first nine months of 2006. The increase was primarily due to higher general and administrative expenses including the development of global marketing and sales infrastructure and research and development expense.
Interest Expense
Interest expense for the first nine months of 2007 was $50,910, up $3,958 compared to the first nine months of 2006 primarily due to an increase in short-term debt related to the acquisition of A. Korkunov and an increase in average short-term interest rates.
Investment Income
Investment income for the first nine months of 2007 was $7,267, up $1,669 compared to the first nine months of 2006. The increase was primarily due to higher investment yields and cash balances.
Other Income (Expense), Net
Other income, net for the first nine months of 2007 was $14,956, compared to $4,754 in the first nine months of 2006. The increase was primarily due to a non-recurring gain on the sale of certain corporate assets.
Income Taxes
Income taxes for the first nine months of 2007 were $226,533, up $42,338 or 23% from the first nine months of 2006. The increase was primarily due to the increase in pretax earnings of $118,772 or 20% and an increase in the consolidated effective tax rate to 32.2% in 2007 from 31.5% in 2006. The increase in the effective tax rate was due to a recent change in U.S. tax regulations regarding U.S. taxes applicable to certain foreign-sourced earnings.
LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first nine months of 2007 was $683,425 compared to $371,482 for the same period in 2006. The increase was primarily due to increased earnings and decreased working capital investment including timing of settlement of payables and accruals. The Company’s current ratio (current assets divided by current liabilities) was approximately 1.3 to 1 at September 30, 2007 which was similar to the approximately 1.4 to 1 at December 31, 2006.
Additions to Property, Plant, and Equipment
Capital expenditures for the first nine months of 2007 were $156,496 compared to $207,860 in the first nine months of 2006. The decrease was primarily due to a non-recurring purchase of real estate in 2006. For the full year 2007, capital expenditures are expected to decrease from 2006 and are planned to be funded from the Company’s cash flow from operations.
Borrowing Arrangements and External Capital Resources
At September 30, 2007, the Company had $103,500 of commercial paper outstanding bearing an average interest rate of 5.17% under its commercial paper program established pursuant to the April 29, 2005 Issuing and Paying Agency Agreement with JPMorgan Chase Bank.
Pursuant to the shelf registration prospectus (Form S-3) filed with the SEC by the Company on March 1, 2005, the Company may issue, from time to time, debt securities, preferred stock, common stock, warrants, stock purchase contracts or stock purchase units with a maximum aggregate initial offering price of all securities sold by the Company under the prospectus of $2,000,000. With the issuance on July 14, 2005 of $500,000 of five-year notes maturing on July 15, 2010, bearing a coupon interest rate of 4.30% and of $500,000 of ten-year notes maturing on July 15, 2015, bearing a coupon interest rate of 4.65%, the Company has $1,000,000 available under the shelf registration prospectus. Interest on the senior unsecured notes is payable semi-annually on January 15th and July 15th.
On July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010 to support the commercial paper borrowings; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at September 30, 2007, the Company was compliant. The Company had no borrowings outstanding under the credit facility at September 30, 2007.
On May 11, 2007, the Company entered into an agreement for a €100,000 (euro) term loan maturing on December 31, 2007. At September 30, 2007 €40,000 remained outstanding and is scheduled for payment in December 2007. Additionally, the Company may prepay at its option. Based upon the September 30, 2007 exchange rate, the Company had $57,036 outstanding under this facility bearing an average interest rate of 4.40%.

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
Item 4 — Controls and Procedures
(i) Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
(ii) Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A — Risk Factors
The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operations, performance, development or business. Significant factors that may cause actual results to differ materially include, without limitation:
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Equity Securities

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)		Shares Purchased as	Value of Shares that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Share	Under the Share
Period	(1)(2)	Per Share	Repurchase Plan	Repurchase Plan
July 1st — July 31st	49,600	$55.01	49,600	$287,345,000
August 1st — August 31st	600	$57.96	—	$287,345,000
September 1st — September30th	—	—	—	$287,345,000

(1)	Includes actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of May 19, 2006 to purchase up to $500,000,000 of shares, in the open market. At September 30, 2007, $287,345,000 remained available for repurchase under the program. The program will expire when the authorized amount is completely utilized.

(2)	Includes actual number of shares purchased by the Company in the open market, to provide shares for the Company’s Stock Deferral Program for Non-employee Directors under the Company’s 1997 Management Incentive Plan, as amended and the 2007 Management Incentive Plan. The Stock Deferral Program for Non-employee Directors increases Non-employee Director’s beneficial ownership in the Company and more closely aligns their interest in the long-term growth and profitability of the Company with that of the stockholder.
Item 5 — Other Information
(a)	The Company is reporting that it remains on track to reach its aspiration of $5 billion in net sales by the end of 2007. To mark this occasion the Company is planning a worldwide associate celebration in mid-December. The date of the celebration has been chosen to allow for the maximum number of associates to celebrate the achievement in this year and is not meant to coincide with the date on which the Company has or will exceed $5 billion in net sales for the year.
Item 6 — Exhibits
(a)	Exhibits reference is made to the Exhibit Index on page 20.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY (Registrant)
By:	/s/ SHAUN MARA
Shaun Mara
Vice President and Controller Authorized Signatory and Chief Accounting Officer

Date	November 9, 2007

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
(Part II — Item 6)

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