Form 10-K
period 2007-12-31
WRIGLEY WM JR CO
filed 2008-02-11
CIK 108601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes ☐    No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☑

As of June 30, 2007, there were outstanding 216,858,217 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on June 30, 2007) held by non-affiliates was approximately $8,161,510,627. As of June 30, 2007, there were outstanding 57,606,232 shares of Class B Common Stock, no par value. Class B Common Stock carries ten votes per share, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on June 30, 2007 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $9,281,827,768. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

As of January 15, 2008, there were outstanding 217,515,229 shares of Common Stock, no par value, and the aggregate market value of the Common Stock (based upon the closing price of the stock on the New York Stock Exchange on January 15, 2008) held by non-affiliates was approximately $8,790,807,617. As of January 15, 2008, there were outstanding 56,453,637 shares of Class B Common Stock, no par value. Class B Common Stock carries ten votes, is not traded on the exchanges, is restricted as to transfer or other disposition, and is convertible into Common Stock on a share-for-share basis. Upon such conversion, the resulting shares of Common Stock are freely transferable and publicly traded. Assuming all shares of outstanding Class B Common Stock were converted into Common Stock, the aggregate market value of Common Stock held by non-affiliates on January 15, 2008 (based upon the closing price of the stock on the New York Stock Exchange on such date) would have been approximately $9,911,111,670. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the Registrant is not bound by these determinations for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s (i) Notice of Annual Meeting and Proxy Statement, dated February 11, 2008, for the March 12, 2008 Annual Meeting of Stockholders (the “Proxy Statement”), and (ii) Annual Report to Stockholders for the fiscal year ended December 31, 2007 (the “2007 Annual Report”), are incorporated by reference into portions of Parts I, II, III and IV of this Report.

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

Wrigley products are sold in over 180 countries and, in the over 110 years since Wrigley introduced its first two products, Juicy Fruit® and Wrigley’s Spearmint®, its portfolio of products has grown to include many innovative brands that provide consumers with a variety of benefits, including breath freshening and tooth whitening. The Company’s principal business remains manufacturing and marketing chewing gum and other confectionery products worldwide. All other businesses constitute less than 10% of its consolidated revenues, operating profit and identifiable assets. Financial information on segments, as defined under U.S. generally accepted accounting principles, is set forth on pages 76 and 77 of the Company’s 2007 Annual Report under the caption “Segment Information”, which information is incorporated herein by reference.

Segments

For financial reporting purposes, management organizes the Company’s chewing gum and other confectionery business based principally on geographic regions. Descriptions of the Company’s reportable segments are as follows.

•	North America—These operations manufacture and market gum and other confectionery products in the U.S. and Canada.

•	EMEAI—These operations manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

•	Asia—These operations manufacture and market gum and other confectionery products in a number of Asian geographies, including China, Taiwan and the Philippines.

•	Other Geographic Regions—These operations manufacture and market gum and other confectionery products in the Pacific and Latin American regions.

Acquisitions

In addition to internal product development, the Company has continued to enhance the portfolio of products it offers through the diversification of its business within the broader confectionery category.

On January 31, 2007, the Company acquired an 80 percent initial interest in A. Korkunov®, a privately held premium chocolate company in Russia. This acquisition provided the Company with an opportunity to enter the chocolate confectionery marketplace with a well recognized brand in a growing region.

In 2005, the Company acquired certain non-chocolate confectionery assets from Kraft Foods Global, Inc., including the purchase of the Life Savers®, Altoids®, Crème Savers®, and Sugus® brands. The purchase provided additional diversification in the key categories of mints and hard and chewy candy, expanded the Company’s product offering to customers worldwide, added scale and brand depth to the innovation pipeline and increased efficiency across the Company’s supply chain.

In 2004, the Company acquired certain confectionery businesses of the Joyco Group from Agrolimen, a privately-held Spanish conglomerate. This transaction strengthened the Company’s operations in key geographies such as Spain, India and China by giving us a broader confectionery brand portfolio, access to additional distribution channels and enhanced manufacturing capabilities.

Production

In 2007, chewing gum and other confectionery products were manufactured in three factories in the United States and sixteen factories in other countries. Northwestern Flavors, LLC, a domestic wholly-owned subsidiary of the Company, processes flavorings and refined mint oil for the Company. In addition, four foreign facilities also manufacture gum base for the Company’s international production facilities and for third-party gum product manufacturers. Two others produce gum base for their own use. In 2005, the Company announced plans to restructure its North American production network in order to maximize supply chain efficiencies. As a result, in late 2006 the Company closed its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, and transferred production to remaining facilities. Also, in April, 2006, the Company closed the facility located in Bridgend, Wales which was acquired in the transaction with Kraft Foods Global, Inc.

Ingredients

Raw materials such as sugar, corn syrup, flavoring oils, polyols and high-intensity sweeteners blended to make chewing gum are readily available in the open market. Other ingredients and necessary packaging materials are also available and purchased in the open market. Inventory requirements of the Company are not materially affected by seasonal or other factors.

Sales

The Company markets chewing gum and other confectionery products primarily through distributors, wholesalers, corporate chains and cooperative buying groups that distribute the product through retail outlets with consumer purchases at the retail level generated primarily through the Company’s advertisements on television as well as in newspapers, magazines and other media, all designed to best reach consumers. Additional direct customers are vending distributors, concessionaires and other established customers purchasing in wholesale quantities.

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

In 2007, the Company’s ten largest revenue producing countries outside of the United States were, in alphabetical order: Australia, Canada, China, France, Germany, Poland, Romania, Russia, Spain and the United Kingdom.

Product Development

Innovation has been a key element of Wrigley’s success. The Company holds numerous patents and patent applications relating to packaging, manufacturing processes and product formulas, including approximately 200 significant patents relating to packaging, chewing gum confection processing, product formula and sweetener encapsulation. Most of these patents expire in the countries in which they are registered at various times through the year 2021. While the Company considers its patent portfolio to be valuable, the Company does not believe that its business is dependent upon any single patent or group of related patents.

In addition, trademarks are of material importance to the Company globally. Generally, Wrigley products are marketed under trademarks owned by the Company. These trademarks are registered and maintained for brands of the Company’s products where appropriate. Generally, trademarks are valid as long as they are in use and/or their registrations are properly maintained. The Company actively monitors the registrations of its trademark and patent portfolios to ensure that the intellectual property is appropriately protected and maintained.

The Company maintains an active in-house research and development program, and also contracts with outside services for developing and improving Wrigley products, machinery and operations. In 2005, the Company opened its Global Innovation Center which is a state-of-the-art facility dedicated to the development of new products and the enhancement of the Company’s existing product lines. Information relating to the cost incurred by the Company for research and development in each of the last three fiscal years is set forth on page 55 of the Company’s 2007 Annual Report under the caption “Research and Development” and is incorporated herein by reference.

Competitive Conditions

The confectionery business is an intensely competitive one as all of the Company’s brands compete for retail shelf space with other advertised and branded products. The Company competes in over 180 countries and territories. In most marketplaces, there are two or three major competitors and generally half a dozen or more other companies competing for a share of the confectionery business. In the gum category, the Company is a worldwide leader. The Company competes primarily with Cadbury Adams and Mars Incorporated, on a global basis, and Lotte Co., Ltd. in Asia, Perfetti van Melle S.p.A. in Europe, the Middle East, Africa and India, and The Hershey Company in North America.

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

Employees

As of December 31, 2007, the Company employed approximately 16,400 people worldwide.

Financial Information About Foreign and Domestic Operations

Information concerning the Company’s operations in different geographic areas for the years ended December 31, 2007, 2006 and 2005 is hereby incorporated by reference from the Company’s 2007 Annual Report on pages 76 and 77, under the caption “Segment Information,” and on pages 34 through 37 under the caption “Results of Operations.”

Available Information

Information regarding the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available in print, free of charge, to any stockholder who request them, or at the Company’s internet website at www.wrigley.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission. Copies of the materials filed by the Company with the Securities and Exchange Commission are available at the Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room is available by calling the Securities and Exchange Commission at 1-800-SEC-0330. Reports, proxy and information statements and other information regarding issues that file electronically with the SEC are available on the SEC’s website at www.sec.gov.

In addition, information regarding the Company’s corporate governance guidelines (entitled “Principles of Corporate Governance”) and code of ethics (entitled the “Code of Business Conduct”), and the charters of the Company’s Audit, Compensation and Corporate Governance Committees, are available free of charge on the Company’s website listed above or in print to any stockholder who requests them.

Item 1A.	Risk Factors

Significant factors that could impact the Company’s business operations include, without limitation, the following:

Availability or retention of retail space. In those countries where the Company maintains leadership in the gum segment, the Company’s ability to retain preferred retail space allocation will impact results. If the Company is not able to retain this allocation, the Company’s results could be negatively impacted.

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

Changes in demographics and consumer preference. The Company operates in an increasingly competitive industry. As such, the Company’s continued success is dependent upon its ability to continue to create and market products which appeal to diverse consumers. Failure to adequately anticipate and react to changing demographics and product preferences, the failure of new or existing products to be favorably received or the Company’s inability to otherwise adapt to changing customer and consumer needs could result in increased capital, marketing or other expenditures or may result in a decrease in category share growth, any of which could have a material adverse effect on the Company’s operating results.

Changes in foreign currency and marketplace conditions. Manufacturing and sales of a significant portion of the Company’s products are outside the United States. The majority of countries in which the Company operates tend to be politically, socially and economically stable. To the extent there is political or social unrest, civil war, terrorism or significant economic instability, the results of the Company’s business in such countries could be negatively impacted. In addition, given the global nature of our business, we earn revenue, pay expenses, incur liabilities and hold assets in a variety of foreign currencies which we translate into U.S. Dollars for financial reporting purposes at the then-applicable exchange rate. Consequently, volatility in foreign currencies and the U.S. Dollar could have a material adverse effect on the Company’s results of operations.

Increased competition, discounting and other competitive actions. The Company competes worldwide with other well-established manufacturers of confectionery products, including chewing gum. In addition, the Company’s results may be negatively impacted by ineffective advertising, or by our failure to sufficiently counter aggressive competitive actions. In addition, discounting and other competitive actions may also make it more difficult for the Company to maintain its operating margins.

Underutilization of or inadequate manufacturing capacity. Unanticipated movements in consumer demands could result in inadequate manufacturing capacity or underutilization of the Company’s manufacturing capacity, which could negatively impact manufacturing efficiencies and costs.

Governmental regulations. Government regulations with respect to import duties, tariffs, taxes and environmental controls, both in and outside the United States, could negatively impact the Company’s costs and ability to compete in domestic or foreign marketplaces.

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

Forward-Looking Statements

This report and any documents incorporated by reference may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act. Statements and financial disclosure that are not historical facts are forward-looking statements within the meaning of such regulations, as well as the Private Securities Litigation Reform Act of 1995. These statements or disclosures may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management, as well as assumptions made by, and information currently available to, the Company.

Forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Although the Company believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Significant factors that may cause actual results to differ materially from the forward-looking statements are included in the section entitled “Risk Factors” (refer to Part I, Item 1A) and those listed from time to time in the Company’s filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein. The factors identified are believed to be significant factors, but not necessarily all of the significant factors, that could cause actual results to differ materially from those expressed in any forward-looking statement. Unpredictable or unknown factors could also have material effects on the Company. All forward-looking statements included in this report and in the documents incorporated by reference herein are expressly qualified in their entirety by the foregoing cautionary statements. Except as required by law, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information below relates to the principal properties of the Company organized by reportable segments. These properties are primarily devoted to confectionery production or raw materials processing. In the case of each factory listed below, the information also includes some office and warehouse facilities. Also, the Company maintains primarily leased branch sales offices and warehouse facilities in the United States and abroad.

The Company considers the properties listed below to be in good condition, well maintained and suitable to carry out the Company’s business. All properties are owned by the Company unless otherwise indicated.

Property and Location	Types of Products Manufactured	Approximate Square Footage of Facility
Factories
North America Region
Chattanooga, Tennessee(1)	Candy	210,000
Don Mills, Ontario, Canada	Gum	219,000
Gainesville, Georgia	Gum and raw materials (gum base)	550,000
West Chicago, Illinois	Raw materials (flavors)	59,000
Yorkville, Illinois	Gum and candy	203,000

EMEAI Region
Plymouth, England	Gum	379,000
Biesheim, France	Gum, candy and raw materials (gum base)	516,000
Bangalore, India	Gum and raw materials (gum base)	36,000
Baddi, India	Gum, candy and raw materials (gum base)	145,000
Nairobi, Kenya	Gum	53,000
Poznan, Poland	Gum and candy	327,000
Odintsovo District, Russia	Chocolate	229,000
St. Petersburg, Russia	Gum and candy	264,000
Tarazona, Spain	Gum and candy	109,000
Santiga, Spain(2)	Raw materials (gum base)	94,000

Asia Region
Guangzhou, China(3)	Gum	233,000
Panyu, China(3)	Gum and candy	343,000
Shanghai, China(3)	Gum, candy and raw materials (gum base)	430,000
Antipolo, Philippines	Gum	76,000
Tamsui, Taiwan	Gum	104,000

Other Geographic Regions
Asquith, N.S.W., Australia	Gum	145,000
Silao, Mexico	Gum	34,000

Office Buildings(4)
Wrigley Building, Chicago, Illinois	—	147,000
600 West Chicago, Chicago, Illinois	—	172,000
Goose Island, Chicago, Illinois	—	134,000
EMEAI Regional Offices, Unterhaching, Germany	—	44,000

Research and Development
Global Innovation Center, Chicago, Illinois(5)	—	193,000

(1)	In November 2006, the Company entered into a lease with The Industrial Development Board of the County of Hamilton, Tennessee for this facility. The term of the lease expires on December 31, 2018.

(2)	Includes a leased warehouse facility of approximately 36,200 square feet.
(3)	In China, the Company has a 50-year lease on each of the three factories with the relevant Chinese economic technological development authorities, with expiration dates as follows:
(i)	Guangzhou—November 14, 2039;
(ii)	Panyu—July 6, 2050; and
(iii)	Shanghai—November 20, 2051.
(4)	These buildings are the Company’s principal non-manufacturing properties. The Wrigley Building houses the offices of the Company’s corporate headquarters. The EMEAI (Europe, Middle East, Africa and India) Regional Offices in Unterhaching, Germany, house the regional sales and administrative offices for the Company’s EMEAI region and German operations. The 600 West facility, where the Company leases 147,860 square feet, houses, among other groups, the U.S. sales and supply and procurement groups for the Company. Separate facilities located on Goose Island house the Company’s Global Information Technology Group and the Global Engineering Group.
(5)	This building houses the Company’s principal research and development activities, consisting of laboratories, offices and infrastructure.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. The positions and ages listed below are as of December 31, 2007. There were no arrangements or understandings between any of the officers and any other person(s) pursuant to which such officers were elected.

Executive Leadership Team

Name	Age	Position
William Wrigley, Jr.	44	Executive Chairman and Chairman of the Board of Directors
William D. Perez	60	President, Chief Executive Officer and Director
Reuben Gamoran	47	Senior Vice President and Chief Financial Officer
Mary Kay Haben	51	Group Vice President and Managing Director—North America
Peter Hempstead	57	Senior Vice President—Worldwide Strategy and New Business
Surinder Kumar	63	Senior Vice President and Chief Innovation Officer
Howard Malovany	57	Senior Vice President, Secretary and General Counsel
Dushan Petrovich	54	Senior Vice President and Chief Administrative Officer
Igor Saveliev	46	Group Vice President and Managing Director—East/South Europe
Martin Schlatter	42	Vice President and Chief Marketing Officer
Michael Wong	54	Group Vice President and Managing Director—Asia/Pacific

Other Executive Officers

Name	Age	Position
John Adams	61	Vice President—Worldwide Supply Chain
Maxim Grishakov	32	Vice President—Managing Director—Russia
Susan Henderson	55	Vice President—Corporate Communications
Donagh Herlihy	44	Vice President—People, Learning & Development and Chief Information Officer
Carol Knight	61	Vice President—Scientific and Regulatory Affairs
Shaun Mara	43	Vice President and Controller
Patrick D. Mitchell	52	Vice President—Worldwide Procurement and Chief Procurement Officer
Jon Orving	58	Vice President—Nordic
Alan J. Schneider	62	Vice President and Treasurer
Tawfik Sharkasi	57	Vice President and Chief Science and Technology Officer
Samson Suen	58	Vice President and Managing Director—China

Executive Leadership Team

William Wrigley, Jr.,—Executive Chairman and Chairman of the Board of Directors—Mr. Wrigley, Jr. served as the Company’s Chairman of the Board, President and Chief Executive Officer from 2004 until 2006 when he was appointed Executive Chairman and Chairman of the Board of Directors. Prior to 2004, Mr. Wrigley, Jr. served as the Company’s President and Chief Executive Officer from 1999 to 2003, its Vice President from 1992 through 1999, its Vice President and Assistant to the President from 1991 through 1992, and its Assistant to the President from 1985 through 1991.

William D. Perez—President and Chief Executive Officer and Director—Mr. Perez was elected President, Chief Executive Officer and a member of the Company’s Board of Directors in 2006. Prior to joining the Company, Mr. Perez spent 34 years with S.C. Johnson & Son, Inc., including eight years as President and Chief Executive Officer of the multi-billion dollar privately held global consumer products company. In 2004, Mr. Perez joined Nike, Inc., where he served as President and Chief Executive Officer until 2006.

Reuben Gamoran—Senior Vice President and Chief Financial Officer—In 2006, Mr. Gamoran was elected Senior Vice President and Chief Financial Officer of the Company. Prior to his current position, Mr. Gamoran served as the Company’s Controller—International from 1996 until 1999, its Controller from 1999 through 2001, and its Vice President and Controller from 2001 through 2003. From 2004 through 2005, Mr. Gamoran was the Company’s Vice President and Chief Financial Officer.

Mary Kay Haben—Group Vice President and Managing Director—North America—Ms. Haben was elected Group Vice President and Managing Director—North America in 2007. Prior to joining the Company, Ms. Haben spent 27 years with Kraft, Inc., a multi-billion dollar global food company, most recently as the Senior Vice President, Open Innovation. From 2000 to 2004, Ms. Haben served as Kraft’s Group Vice President responsible for cheese, meals and enhancers and from 2004 to 2006, she served as Kraft’s Senior Vice President responsible for the global convenient meals, grocery and snack sectors.

Peter Hempstead—Senior Vice President—Worldwide Strategy and New Business—In 2004, Mr. Hempstead was elected to serve as the Company’s Senior Vice President—Worldwide Strategy and New Business. From 1999 through 2003, Mr. Hempstead served as the Company’s Senior Vice President—International.

Surinder Kumar—Senior Vice President and Chief Innovation Officer—Dr. Kumar joined the Company in 2001 as Chief Innovation Officer, and in 2003 was elected Senior Vice President & Chief Innovation Officer.

Howard Malovany—Senior Vice President, Secretary and General Counsel—Mr. Malovany was elected Senior Vice President, Secretary and General Counsel of the Company in 2007. Prior to his current position, Mr. Malovany served as the Company’s Assistant Secretary and Senior Counsel from 1996 to 1998, as the Company’s Secretary and General Counsel from 1998 to 2001 and as the Company’s Vice President, Secretary and General Counsel from 2001 to 2007.

Dushan Petrovich—Senior Vice President and Chief Administrative Officer—Mr. Petrovich was elected Senior Vice President and Chief Administrative Officer in 2004. Prior to his current position, Mr. Petrovich served as the Company’s Treasurer from 1992 to 1993, Vice President—Treasurer from 1993 to 1996, Vice President—Controller from 1996 to 1999, Vice President—Organizational Development from 1999 to 2000 and Vice President from 2000 to 2001. In 2001, Mr. Petrovich was elected Vice President—People, Learning and Development and in 2002 he was elected Senior Vice President—People, Learning and Development.

Igor Saveliev—Group Vice President and Managing Director—East/South Europe—Mr. Saveliev was elected Group Vice President and Managing Director—East/South Europe in 2007. Mr. Saveliev joined the Company in 1995 as Executive Director—Russia. Until his present position, Mr. Saveliev served the Company as General Manager—EMEAI East between 2000 and 2004, Regional Vice President—East and Central Europe from 2004 to 2005 and Vice President and Managing Director—East and Central Europe from 2005 to 2007.

Martin Schlatter—Vice President and Chief Marketing Officer—Mr. Schlatter was elected Vice President and Chief Marketing Officer in 2006 until which time he served as the General Manager for Wrigley’s U.S. Commercial Business since 2004. From 2002 to 2004, Mr. Schlatter served as the Company’s Director—New Business Development and in 2004 was appointed the Company’s Senior Director—New Business Development.

Michael Wong—Group Vice President and Managing Director—Asia/Pacific—Mr. Wong was elected Group Vice President and Managing Director—Asia/Pacific in 2007. Prior to his current position, Mr. Wong served as the Company’s Regional Managing Director—North Asia from 1998 to 2000, Vice President—International & Managing Director—Asia from 2000 to 2005 and Vice President and Managing Director—Asia from 2005 to 2007.

Other Executive Officers

John Adams—Vice President—Worldwide Supply Chain—Mr. Adams was elected Vice President—Worldwide Supply Chain in 2007 prior to which, Mr. Adams served as the Company’s Vice President—Worldwide Manufacturing since 2006. Mr. Adams joined the Company in 1999 as Senior Director, Manufacturing Operations in Europe, Middle East and Africa, and in 2001, served as Senior Director, Supply Chain.

Maxim Grishakov—Vice President—Managing Director—Russia—Maxim Grishakov was elected Vice President and Managing Director—Russia in 2007. Prior to 2007, he served as the General Manager for Russia. From 2000 to 2004, Mr. Grishakov served as the marketing director for Russia and EMEAI East Region, and, prior to that, was in charge of the marketing operations in Russia.

Susan Henderson—Vice President—Corporate Communications—Ms. Henderson was elected Vice President—Corporate Communications in 2006. Prior to joining the Company, Ms. Henderson was the Vice President, Public Relations of Kohl’s Department Stores from 2000 until 2003 and the President of Henderson Consulting from 2003 until 2005.

Donagh Herlihy—Vice President—Supply Chain Strategy and Planning and Chief Information Officer—Mr. Herlihy was elected Vice President—Supply Chain Strategy and Planning and Chief Information Officer in 2007. He served as the Company’s Vice President—People, Learning & Development and Chief Information Officer from 2006 to 2007 and as the Vice President—Chief Information Officer from 2000 to 2006.

Carol Knight—Vice President—Scientific and Regulatory Affairs—Dr. Knight was elected Vice President—Scientific and Regulatory Affairs in 2006 and served as the Company’s Senior Director—Scientific and Regulatory Affairs from 2003 to 2006. Prior to joining the Company, from 2000 to 2003, Dr. Knight served as the President of Knight International, a company providing international scientific and regulatory strategy and consulting within the food industry.

Shaun Mara—Vice President and Controller—Mr. Mara was elected as Vice President and Controller in 2006. From 2005 to 2006, Mr. Mara served as the Company’s Vice President Finance, Commercial Operations and from 2002 to 2004 as the Company’s Senior Director Finance, Americas.

Patrick D. Mitchell—Vice President—Worldwide Procurement and Chief Procurement Officer—Mr. Mitchell was elected Vice President—Worldwide Procurement and Chief Procurement Officer in 2006 with responsibility for the Company’s global procurement activities. Prior to his current position, Mr. Mitchell served as the Company’s Vice President—Worldwide Procurement from 2002 to 2006.

Jon Orving—Vice President—Nordic—Mr. Orving was elected Vice President—Nordic in 2005. Until his present position, Mr. Orving served as the Managing Director of Wrigley Scandinavia AB, Sweden from 1983 to 1993, Vice President—International from 1993 to 2001 and Vice President—International & Managing Director—North Region from 2001 to 2005.

Alan J. Schneider—Vice President and Treasurer—Mr. Schneider was elected Vice President and Treasurer in 2001. Prior to 2001, Mr. Schneider served as the Company’s Treasurer since 1996.

Tawfik Sharkasi—Vice President and Chief Science and Technology Officer—Dr. Sharkasi was elected Vice President and Chief Science and Technology Officer in 2007. Dr. Sharkasi joined the Company in 2004 as Vice President—Research & Development, Gum. He served as the Company’s Vice President—Research and Development from 2005 to 2007 and thereafter as the Company’s Vice President—Research & Development—Gum and Confections. Prior to joining the Company, he was employed by Nestle from 1994 to 2004, most recently as Director of Research & Development—Ice Cream.

Samson Suen—Vice President and Managing Director—China—Mr. Suen was elected Vice President and Managing Director—China in 2005. Mr. Suen joined the Company in 1979 as Marketing Manager—Hong Kong and became Managing Director—Hong Kong later that year. Leading up to his present position, Mr. Suen held various senior management positions in the Company’s subsidiaries in Hong Kong, Indonesia, Taiwan and, most recently, as General Manager of Wrigley China.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

As of December 31, 2007, the Company had two classes of stock outstanding: Common Stock, listed on both the New York and Chicago Stock Exchanges, and Class B Common Stock, for which there is no trading market. Shares of the Class B Common Stock were issued by the Company on April 11, 1986 to stockholders of record on April 4, 1986. Additionally, shares of Class B Common Stock were issued pursuant to a one-time 5 for 4 stock split (in the form of a 25% stock dividend) in which one share of Class B Common Stock was issued for every 4 shares of Common Stock and every 4 shares of Class B Common Stock held as of the close of business on April 17, 2006. Class B Common Stock is entitled to ten votes per share, is subject to restrictions on transfer or other disposition and is, at all times, convertible on a share-for-share basis into shares of Common Stock. The closing price of the Company’s Common Stock on the New York Stock Exchange on January 15, 2008 was $58.61. Information regarding the high and low sales price for the Common Stock for each full quarterly period within the two most recently completed fiscal years is set forth in the Company’s 2007 Annual Report on page 43 under the caption “Market Prices” and is incorporated herein by reference.

(b) Holders

As of January 15, 2008, there were 41,020 stockholders of record holding Common Stock and 24,905 stockholders of record holding Class B Common Stock.

(c) Dividends

Dividends, which are identical on both Common Stock and Class B Common Stock, are declared at scheduled meetings of the Board of Directors and announced immediately upon declaration. Information regarding the high and low quarterly sales prices for the Common Stock on the New York Stock Exchange and dividends declared per share on a quarterly basis for both classes of stock for the two-year period ended December 31, 2007 is set forth in the Company’s 2007 Annual Report on page 43 under the captions “Market Prices” and “Dividends” and is incorporated herein by reference.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2007, under which the equity securities of the Company were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining or Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in (column (a)) (c)
Equity compensation plans approved by security holders(1)	14,869,608	$50.16	17,878,062
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	14,869,608	$50.16	17,878,062	(2)

(1)

Includes shares and share units of Common Stock of the Company authorized for awards under the various programs of the Company’s 1997 Management Incentive Plan, as amended, and the 2007 Management Incentive Plan (collectively, the “MIPs”). Descriptions of the various programs under the MIPs are, with respect to Directors, set forth on pages 40 through 41 and with respect to the officers, set forth on pages 19 through 25 of the Company’s Proxy Statement, which descriptions are incorporated herein by reference. No specific amount of shares has been dedicated to any particular program within the MIPs. In the aggregate, 25,000,000 shares are authorized under the 1997 Management Incentive Plan and 20,000,000 shares are authorized under the 2007 Management Incentive Plan.

(2)	Excludes shares to be issued upon completion of the Long Term Stock Grant Program 5-year performance cycles which began in 2003, 2004, 2005, 2006 and 2007 and unvested restricted stock units.

Shares awarded under all above plans may be newly issued, from the Company’s treasury or acquired in the open market.

(b) Not applicable

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plan(i) (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Programs (d)
October 1st - October 31st	-0-	$-0-	-0-	$-0-
November 1st - November 30th	-0-	$-0-	-0-	$-0-
December 1st - December 31st	559,898	$60.16	559,898	$253,660,000

(i)	Represents actual number of shares purchased under the Board of Directors’ authorized and publicly announced Share Repurchase Program resolution of May 19, 2006, to purchase up to $500,000,000 of shares, in the open market. At December 31, 2007, approximately $253,660,000 remains available for repurchase under this program. On February 1, 2008, the Board of Directors authorized an additional stock repurchase of $800,000,000. This additional authorization will follow the completion of the $500,000,000 authorized by the Board of Directors in 2006. These share repurchase programs will expire when the authorized amounts are completely utilized.

Item 6.	Selected Financial Data

An eleven-year summary of selected financial data for the Company is set forth in the Company’s 2007 Annual Report under the following captions and page numbers and is incorporated herein by reference: “Operating Data” and “Other Financial Data” on pages 44 and 45, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations and financial condition, including a discussion of liquidity and capital resources and the accompanying forward looking and cautionary statements, is set forth in the Company’s 2007 Annual Report on pages 33 through 42 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure about market risk is set forth on pages 40 and 41 of the Company’s 2007 Annual Report under the heading “Market Risk” and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements, accounting policies and notes to consolidated financial statements, with the reports of management and the independent registered public accounting firm, at December 31, 2007, and 2006 and for each of the three years in the period ended December 31, 2007, are set forth in the Company’s 2007 Annual Report on pages 47 through 77, and selected unaudited quarterly data-consolidated results for the years ended December 31, 2007, and 2006 are set forth in the Company’s 2007 Annual Report on page 43 under the caption “Quarterly Data,” and all such pages are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(i) Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

(ii) Internal Control Over Financial Reporting.

(a) Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in the Company’s 2007 Annual Report on page 47 and is incorporated herein by reference.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth in the Company’s 2007 Annual Report on page 48 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and nominees for directorship is set forth in the Company’s Proxy Statement on pages 5 through 7 under the caption “Election of Class III Directors” and is incorporated herein by reference. For information concerning the Company’s executive officers, see “Executive Officers of the Registrant” set forth in Part I hereof. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company’s Proxy Statement on page 48 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s code of ethics is set forth in the Company’s Proxy Statement on page 11 under the caption “Code of Ethics” and is herein incorporated by reference. Information regarding the Company’s Audit Committee, Corporate Governance and Nominating Committee are set forth in the Company’s Proxy Statement on pages 8 through 14 under the caption “Corporate Governance” and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding the compensation of directors and executive officers is set forth in the Company’s Proxy Statement on pages 15 through 40, and 40 through 42 under the general captions “Executive Compensation” and “Director Compensation,” respectively, and is incorporated herein by reference.

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

Information regarding certain relationships is hereby incorporated by reference from the Company’s Proxy Statement on page 8 under the headings “Corporate Governance Guidelines” and “Related Party Transactions”, and pages 43 through 45 under the headings “Security Ownership or Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners.” Information regarding director independence is hereby incorporated by reference from pages 8 through 9 of the Company’s Proxy Statement under the heading “Director Independence.”

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

7(a)(3) Exhibits

The following exhibits were previously filed unless otherwise noted.

Exhibit Number	Description of Exhibit

1.	Underwriting Agreement
	(a)	Underwriting Agreement dated July 11, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 14, 2005).

3.	Articles of Incorporation and Bylaws
(a)(i)

Restated Certificate of Incorporation of Wm. Wrigley Jr. Company, as amended by the Certificate of Amendment No. 2 to the Restated Certificate of Incorporation of Wm. Wrigley Jr. Company dated April 4, 2006, and as further amended by the Certificate of Amendment of Restated Certificate of Incorporation dated March 15, 2007 (incorporated by reference from Exhibit 3(a)(v) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007).

(b)(i)

The Registrant’s Amended and Restated Bylaws, effective March 5, 2002, as amended on October 20, 2006, February 6, 2007 and March 15, 2007 (incorporated by reference from Exhibit 3(b)(iv) to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2007).

4.	Instruments defining the rights of security holders
	(a)	The Stockholder Rights Plan (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 5, 2001).

	(b)	Senior Indenture, dated as of July 14, 2005, by and between Wm. Wrigley Jr. Company and J.P. Morgan Trust Company, National Association as trustee (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 14, 2005).

	(c)	Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.30% Senior Notes due 2010 (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 14, 2005).

	(d)	Officers’ Certificate of Wm. Wrigley Jr. Company establishing the terms of the 4.65% Senior Notes due 2015 (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 14, 2005).

	(e)	Form of Global Note representing the 4.30% Senior Notes due 2010 (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 14, 2005).

	(f)	Form of Global Note representing the 4.65% Senior Notes due 2015 (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 14, 2005).

10.	Material Contracts
	(a)	Non-Employee Director’s Death Benefit Plan (incorporated by reference from the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995).

	(b)	Senior Executive Insurance Plan (incorporated by reference from the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995).

	(c)	Supplemental Retirement Plan (incorporated by reference from the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995).

	(d)	Wm. Wrigley Jr. Company 1997 Management Incentive Plan. The Registrant’s Amended Management Incentive Plan, effective as of March 9, 2004 (“MIP”) is incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

	(e)	Deferred Compensation Program for Non-Employee Directors under the MIP (incorporated by reference from Exhibit 10(e) to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004).

	(f)	Stock Deferral program for Non-Employee Directors under the MIP (incorporated by reference from Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004).

	(g)	Stock Award Program under the MIP as amended, effective as of January 1, 2005 (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 28, 2005).

	(h)	Executive Incentive Compensation Deferral Program under the MIP, as amended, effective as of January 1, 2005 (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 28, 2005).

	(i)	Forms of Change-in-Control Severance Agreement (incorporated by reference from Exhibits 10(h) and 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

	(j)	Asset Purchase Agreement dated November 14, 2004, between Kraft Foods Global, inc. and Wm. Wrigley Jr. Company (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 18, 2004).

	(k)	Restricted Stock Program under the MIP (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 22, 2005).

	(l)	Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and Merrill Lynch Money Markets, Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 99.1(a) to the Company’s Current Report on Form 8-K field on may 4, 2005).

	(m)	Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and Goldman Sachs & Co. (incorporated by reference to Exhibit 99.1(b) to the Company’s Current Report on Form 8-K filed on May 4, 2005).

	(n)	Commercial Paper Dealer Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 99.1(c) to the Company’s Current Report on Form 8-K filed on May 4, 2005).

	(o)	Issuing and Paying Agency Agreement dated April 29, 2005, between Wm. Wrigley Jr. Company and JP Morgan Chase Bank, N.A. (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005).

	(p)	Credit Agreement, dated as of July 14, 2005, among Wm. Wrigley Jr. Company, the Lenders thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 15, 2005).

	(q)	Wm. Wrigley Jr. Company 2007 Management Incentive Plan, effective as of January 1, 2007 (incorporated by reference from Exhibit 10(t) from the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2006).

	(r)	Voluntary Separation Agreement and General Release dated May 1, 2006, between Wm. Wrigley Jr. Company and Mr. Ronald V. Waters (incorporated by reference from Exhibit 10(u) to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2006).

	(s)	Voluntary Separation Agreement and General Release between Wm. Wrigley Jr. Company and Mr. Darrell Splithoff, effective July 12, 2006 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 18, 2006).

	(t)	Amendment No. 1 to Credit Agreement dated as of May 17, 2007 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007).

	(u)*	Wm. Wrigley Jr. Company Long Term Stock Grant Program (as amended and restated effective January 1, 2008).

	(v)*	Wm. Wrigley Jr. Stock Option Program (as amended and restated effective January 1, 2008).

	(w)*	Wm. Wrigley Jr. Executive Incentive Compensation Program (as amended and restated effective January 1, 2008).

	(x)*	Amendment Number One to the Wm. Wrigley Jr. Company Supplemental Retirement Plan and Amendment Number Two to the Wm. Wrigley Jr. Company Supplemental Retirement Plan dated February 5, 2007.

13.*	2007 Annual Report to Stockholders of the Registrant

14.	Code of Ethics—Code of Business Conduct (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003).

21.*	List of Subsidiaries of the Registrant.

23.*	Consent of Independent Registered Public Accounting Firm.

24.*	Power of Attorney of each independent director signed January 2008.

31.*	Rule 13a-14(a)/15d-14(a) Certification of:
	(a)	Mr. William D. Perez, President and Chief Executive Officer; and
	(b)	Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer.

32.*	Section 1350 Certification of:
	(a)	Mr. William D. Perez, President and Chief Executive Officer; and
	(b)	Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer.

*	Indicates that such document is filed herewith.

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
Shaun Mara Vice President and Controller Authorized Signatory and Chief Accounting Officer

Date: February 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William Wrigley, Jr. William Wrigley, Jr.	Executive Chairman, Chairman of the Board and Director

/s/ William D. Perez William D. Perez	President, Chief Executive Officer and Director

/s/ Reuben Gamoran Reuben Gamoran	Senior Vice President and Chief Financial Officer

* John F. Bard	Director

* Howard B. Bernick	Director

* Thomas A. Knowlton	Director

* John Rau	Director

* Melinda R. Rich	Director

* Steven B. Sample	Director

Signature	Title

* Alex Shumate	Director

* Richard K. Smucker	Director

*By:	/s/ Howard Malovany
Howard Malovany Senior Vice President, Secretary and General Counsel

Date: February 11, 2008

WM. WRIGLEY JR. COMPANY

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

	Reference
	Form 10-K Report	Annual Report to Stockholders
Data incorporated by reference from the Company’s Annual Report:
Consolidated statement of earnings for the years ended December 31, 2007, 2006 and 2005		49
Consolidated balance sheet as of December 31, 2006 and 2007		50-51
Consolidated statement of cash flows for the years ended December 31, 2007, 2006 and 2005		52
Consolidated statement of stockholders’ equity for the years ended December 31, 2007, 2006 and 2005		53
Accounting policies and notes to consolidated financial statements		54-77
Consolidated financial statement schedule for the years ended December 31, 2007, 2006 and 2005 Schedule II — Valuation and Qualifying Accounts	F-2

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or accounting policy notes thereto.

With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7, 7A, 8 and 9A of this Form 10-K Report, the Company’s 2007 Annual Report is not to be deemed filed as part of this Form 10-K Report.

F-1

WM. WRIGLEY JR. COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Column A	Column B	Column C	Column D	Column E	Column F
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(A)	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts:
2007	$6,431	2,724	—	3,364	5,791
2006	$8,013	1,164	—	2,746	6,431
2005	$11,682	1,193	—	4,862	8,013

(A)	Uncollectible accounts written-off, net of recoveries.

F-2