Form 10-Q
period 2008-03-31
WRIGLEY WM JR CO
filed 2008-05-05
CIK 108601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑                     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
Yes ☐                     No ☑
216,003,050 shares of Common Stock and 55,756,426 shares of Class B Common Stock were outstanding as April 30, 2008.

PART I — FINANCIAL INFORMATION — ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share values)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$1,451,550	1,254,046

Cost of sales	681,003	592,895

Restructuring charges	—	8,149

Gross profit	770,547	653,002

Selling, general and administrative expense	500,975	442,798

Operating income	269,572	210,204

Interest expense	(15,221)	(16,602)

Investment income	3,389	1,890

Other income (expense), net	(9,800)	16,703

Earnings before income taxes	247,940	212,195

Income taxes	79,341	69,494

Net earnings	$168,599	142,701

Net earnings per share of common stock (basic)	$0.62	0.52

Net earnings per share of common stock (diluted)	$0.61	0.52

Dividends declared per share of common stock	$0.335	0.290

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)
(All amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net earnings	$168,599	142,701
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,326	48,794
Net loss (gain) on retirements of property, plant and equipment	5,117	(15,796)
Noncash share-based compensation	11,090	11,890
Deferred income taxes	(1,876)	1,390
(Increase) decrease in:
Accounts receivable	(35,649)	(31,656)
Inventories	(7,294)	2,177
Other current assets	(22,942)	(28,417)
Deferred charges and other assets	(1,455)	(1,678)
Increase (decrease) in:
Accounts payable and accrued expenses	7,011	(14,091)
Income and other taxes payable	15,480	17,749
Other noncurrent liabilities	1,738	(1,479)

Net cash provided by operating activities	197,145	131,584

INVESTING ACTIVITIES
Additions to property, plant and equipment	(25,381)	(35,546)
Proceeds from retirements of property, plant and equipment	1,781	21,091
Proceeds from sale of investments	—	485
Acquisition, net of cash acquired	—	(250,134)

Net cash used in investing activities	(23,600)	(264,104)

FINANCING ACTIVITIES
Dividends paid	(79,451)	(70,691)
Common Stock purchased and issued, net	(229,191)	(104,365)
Issuances of short-term debt, net	170,000	255,919

Net cash (used in) provided by financing activities	(138,642)	80,863

Effect of exchange rate changes on cash and cash equivalents	22,640	2,471

Net increase (decrease) in cash and cash equivalents	57,543	(49,186)
Cash and cash equivalents at beginning of period	278,843	253,666

Cash and cash equivalents at end of period	$336,386	204,480

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$61,579	57,911

Interest paid	$23,586	24,966

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)
(All amounts in thousands)

	(Unaudited)
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$336,386	278,843
Short-term investments, at amortized cost	625	635
Accounts receivable
(less allowance for doubtful accounts:
3/31/08 - $5,752; 12/31/07 - $5,791)	523,486	469,221
Inventories:
Finished goods	289,826	280,712
Raw materials, work in process and supplies	348,532	339,370

	638,358	620,082
Other current assets	203,923	180,997

Total current assets	1,702,778	1,549,778

Deferred charges and other assets	213,927	214,457
Goodwill	1,433,310	1,422,957
Other intangibles	486,129	484,256

Property, plant and equipment, at cost	2,964,364	2,870,917
Less accumulated depreciation	(1,400,536)	(1,310,853)

Net property, plant and equipment	1,563,828	1,560,064

Total assets	$5,399,972	5,231,512

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$170,000	—
Accounts payable and accrued expenses	902,860	871,901
Dividends payable	91,275	79,965
Income and other taxes payable	167,606	149,254

Total current liabilities	1,331,741	1,101,120

Other noncurrent liabilities	318,874	312,912
Long-term debt	1,000,000	1,000,000

Total liabilities	2,650,615	2,414,032

Stockholders’ equity:
Preferred stock — no par value
Authorized — 20,000 shares; Issued — None
Common Stock — no par value
Authorized — 1,000,000 shares
Issued — 232,170 and 231,579 shares at 3/31/08 and 12/31/07, respectively	14,098	14,084
Class B Common Stock — convertible
Authorized — 300,000 shares
Issued — 58,381 and 58,972 shares at 3/31/08 and 12/31/07, respectively	1,398	1,412
Additional paid-in capital	140,835	140,357
Retained earnings	3,342,590	3,264,484
Common Stock and Class B Common Stock in treasury, at cost - 18,834 and 15,176 shares at 3/31/08 and 12/31/07, respectively	(929,757)	(712,841)
Accumulated other comprehensive income	180,193	109,984

Total stockholders’ equity	2,749,357	2,817,480

Total liabilities and stockholders’ equity	$5,399,972	5,231,512

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)
1.	Basis of Presentation

The Consolidated Statement of Earnings (Condensed) for the three months ended March 31, 2008 and 2007, the Consolidated Statement of Cash Flows (Condensed) for the three months ended March 31, 2008 and 2007, and the Consolidated Balance Sheet (Condensed) at March 31, 2008, are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2007 audited consolidated financial statements. These Consolidated Financial Statements (Condensed) should be read in conjunction with the 2007 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2007 have been reclassified to conform to the 2008 presentation.

Conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.

2.	Merger

On April 28, 2008, the Company announced that it had reached an agreement to merge with Mars, Incorporated, one of the world’s leading confectionery and consumer goods companies. As a result of this transaction, Wrigley will become a private company. Mars, Incorporated will acquire 100% of the outstanding stock of Wrigley and has agreed to pay $80 per each share of the Company’s Common Stock and Class B Common Stock. As part of the transaction, Mars’ nonchocolate sugar brands — including Starburst® and Skittles® — will be added to Wrigley’s confectionery portfolio. The terms of the transaction have been unanimously approved by the Wrigley Board of Directors.

3.	Recently Issued Accounting Pronouncements

In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities -an amendment of FASB Statement No. 133” was issued. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s fiscal year beginning 2009. The Company does not expect a material impact to its financial position, earnings or cash flows upon adoption.

4.	Acquisitions

On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a privately held premium chocolate company in Russia. The acquisition provided an opportunity for the Company to enter the chocolate confectionery marketplace, a significant component of the broader confectionery market, with a well recognized brand in a growing region. The Company acquired the 80% interest in A. Korkunov for $318,590, financing the acquisition through short-term debt and cash on hand. Included in this purchase price is $25,000 the Company paid in the second quarter of 2008 to A. Korkunov’s minority shareholders, due to the entity exceeding certain performance targets in 2007. The Company also acquired an incremental 10% interest in the second quarter of 2008 for an additional approximately $70,500 and expects to acquire the final 10% interest in 2009. The results of operations have been included since January 31, 2007.

The following table contains the final purchase price allocation summarizing the assets and liabilities acquired, including the restated basis for 80% of the fair value with the remaining basis carried at historical cost, as prescribed for step acquisitions, at the date of acquisition:

Current assets	$22,834
Net property, plant and equipment	54,024
Goodwill	207,987
Intangibles	64,488
Other noncurrent assets	2,025

Total assets	351,358

Current liabilities	18,705
Noncurrent liabilities	14,063

Net assets acquired	$318,590

The fair value of intangible assets includes $54,776 with indefinite lives and $9,712 with determinable lives. Goodwill recognized is included in the EMEAI segment. All goodwill recognized for income tax purposes is deductible.

5.	Restructuring

During the second quarter of 2005, the Company announced plans to restructure its North America production network in order to maximize supply chain efficiencies. As a result, the Company closed its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, transferring production to remaining facilities. The Company sold the New Jersey property in the fourth quarter of 2007, and held the Illinois property for sale at March 31, 2008; however, final sale will depend on certain activities, some of which are external and beyond the Company’s control.

Restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. All expenses are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). The Company incurred an $8,149 charge in the first quarter of 2007, including $4,560 in the North America segment with the remaining $3,589 in the All Other segment.

6.	Debt

On April 29, 2005, the Company entered into an Issuing and Paying Agency Agreement with JPMorgan Chase Bank pursuant to which the Company may establish one or more unsecured commercial paper programs. At March 31, 2008, the Company had $170,000 of commercial paper outstanding under its commercial paper program bearing an average interest rate of 2.24%.

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

Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support its commercial paper program; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at March 31, 2008, the Company was compliant. The Company had no borrowings outstanding under the credit facility at March 31, 2008.

7.	Fair Value of Financial Instruments

The Company adopted SFAS No. 157 “Fair Value Measurements” on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. The Company has not adopted SFAS No. 157 for nonfinancial assets and liabilities as permitted by FASB Staff Position FAS 157-2, which provided a deferral of such provisions until 2009. SFAS No. 157 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of fair value measurement in the three levels of the fair value hierarchy, in order of priority, is described below:
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.
Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included:

	Fair Value at March 31, 2008
Description	Level 1	Level 2	Level 3	Total

Assets:
Trusts holding deferred compensation investments	$112,395	—	—	112,395
Foreign currency derivatives	—	1,592	—	1,592

Total assets	$112,395	$1,592	—	113,987

Liabilities:
Liabilities related to deferred compensation held in trusts	$112,395	—	—	112,395

Total liabilities	$112,395	—	—	112,395

8.	Earnings Per Share

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

	Three Months Ended
	March 31,
	2008	2007
Net earnings	$168,599	142,701
Basic shares outstanding	273,219	276,024
Effect of dilutive securities — stock options, restricted stock and long-term stock grants	2,270	1,013

Dilutive shares outstanding	275,489	277,037

Net earnings per share:
Basic	$0.62	0.52
Diluted	$0.61	0.52
9.	Comprehensive Income

	Three Months Ended
	March 31,
	2008	2007
Net earnings	$168,599	142,701
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax	67,004	8,746
All other changes, net of tax	3,205	3,256

Comprehensive income	$238,808	154,703

10.	Pension and Other Post-retirement Benefit Plans

The following information provides the net periodic benefit costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total contributions paid and expected to be paid during the current year to the Company’s U.S. and non-U.S. pension and post-retirement plans.

The components of net pension benefit cost are as follows:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$5,300	5,500	4,200	3,900
Interest cost	7,300	6,500	5,100	4,000
Expected return on plan assets	(9,000)	(8,700)	(5,500)	(4,500)
Transition asset	—	—	(100)	(100)
Prior service costs	500	500	100	100
Net actuarial loss	600	300	600	800

Net pension benefit cost	$4,700	4,100	4,400	4,200

The Company disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute approximately $400 to the U.S. pension plans in 2008. The Company continues to anticipate funding approximately $400 for the U.S. pension plans in 2008. The Company disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute approximately $17,100 to the non-U.S. plans in 2008. The Company currently anticipates funding approximately $16,700 to the non-U.S. plans in 2008. During the three months ended March 31, 2008, the Company contributed $84 to the U.S. plans and $4,300 to the non-U.S. plans.

The components of net post-retirement benefit cost are as follows:

	Three Months Ended
	March 31,
	2008	2007
Service cost	$800	900
Interest cost	1,100	800
Expected return on plan assets	(800)	(600)
Prior service costs	(100)	(100)
Net actuarial loss	300	200

Net post-retirement benefit cost	$1,300	1,200

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute approximately $5,200 to the post-retirement plans in 2008. The Company continues to anticipate funding approximately $5,200 to the post-retirement plans in 2008. During the three months ended March 31, 2008, the Company contributed $1,300 to the post-retirement plans.

11.	Segment Information

Management organizes the Company’s chewing gum and other confectionery businesses principally along geographic regions. The operating geographic regions below have been revised as of the first quarter of 2008 to reflect the Company’s current management and reporting structure. In 2008, the Company moved the Pacific and Latin America regions from their previous Other Geographic Regions segment into Asia/Pacific and All Other, respectively. The tables below summarize the net sales and operating income for the current segment presentation.

Descriptions of the Company’s reportable segments are as follows:
•	North America — These operations manufacture and market gum and other confectionery products in the U.S. and Canada. The U.S. accounts for approximately 90% of North America’s net sales in all periods.

•	EMEAI — These operations, which include two operating segments, West Europe and East/South Europe, that have been aggregated into a single reporting segment due to similar economic characteristics, products and customer and distribution types, manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

•	Asia/Pacific — These operations manufacture and market gum and other confectionery products in a number of Asian and Pacific region geographies including China, Taiwan, the Philippines and Australia.

•	All Other — These operations manufacture gum base, manufacture and market gum and other confectionary products in Latin America and include corporate expenses such as costs related to research and development, information systems and certain administrative functions.

	Three Months Ended
	March 31,
Net Sales	2008	2007
North America	$433,191	413,987
EMEAI	679,088	565,707
Asia/Pacific	317,447	254,065
All Other	21,824	20,287

Net sales	$1,451,550	1,254,046

	Three Months Ended
	March 31,
Operating Income	2008	2007
North America	$85,943	76,114
EMEAI	155,192	139,875
Asia/Pacific	95,952	73,626
All Other	(67,515)	(79,411)

Operating income	$269,572	210,204

PART I — FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(All amounts in thousands except for per share figures)
RESULTS OF OPERATIONS
Overview
The Wm. Wrigley Jr. Company (the Company or Wrigley) achieved 17% growth in diluted earnings per share in the first quarter of 2008 compared to the first quarter of 2007. Diluted earnings per share increased to $0.61 in the first quarter of 2008 compared to $0.52 in the first quarter of 2007, due to earnings growth across all segments, a $0.07 per share favorable impact from foreign exchange and a $0.02 per share favorable impact due to restructuring charges in the prior period, partially offset by a $0.03 unfavorable impact due to a gain on the sale of corporate assets in the prior period.
Net sales increased 16% in the first quarter of 2008 compared to the first quarter of 2007 driven primarily by price/mix and average translation of foreign currencies. Net sales growth was particularly strong in Asia/Pacific and EMEAI, led by double digit volume growth in China and Russia, respectively. Net sales in North America increased slightly despite declines in U.S. volume.
Average foreign currency translation favorably impacted diluted earnings per share in the first quarter of 2008 compared to the first quarter of 2007. This benefit was primarily due to average translation rates of stronger foreign currencies, particularly the euro, Polish zloty, Chinese renminbi, Russian ruble and Australian dollar, to the weaker U.S. dollar. The Company maintains a strong global presence and expects that future exchange rate fluctuations will continue to impact results of operations.
The operating geographic regions below have been revised as of the first quarter of 2008 to reflect the Company’s current management and reporting structure. In 2008, the Company moved the Pacific and Latin America regions from their previous Other Geographic Regions segment into Asia/Pacific and All Other, respectively.
On April 28, 2008, the Company announced that it had reached an agreement to merge with Mars, Incorporated, one of the world’s leading confectionery and consumer goods companies. As a result of this transaction, Wrigley will become a private company. Mars, Incorporated will acquire 100% of the outstanding stock of Wrigley and has agreed to pay $80 per each share of the Company’s Common Stock and Class B Common Stock. As part of the transaction, Mars’ non-chocolate sugar brands — including Starburst® and Skittles® — will be added to Wrigley’s confectionery portfolio. The terms of the transaction have been unanimously approved by the Wrigley Board of Directors.
2008 vs. 2007 First Quarter
Net Sales
Consolidated net sales for the first quarter of 2008 were $1,451,550, an increase of $197,504 or 16% from the first quarter of 2007. Volume growth across all segments increased net sales 1% and price/mix increased net sales 7%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 8%.
North America net sales for the first quarter of 2008 were $433,191, an increase of $19,204 or 5% from the first quarter of 2007. Favorable price/mix increased net sales 13% due to pricing increases phased in across the product portfolio beginning late in the second quarter of 2007. Volume declines, primarily due to U.S. nongum products, decreased net sales 10%. Average translation of the stronger Canadian dollar to the weaker U.S. dollar increased net sales approximately 2%.
EMEAI net sales for the first quarter of 2008 were $679,088, an increase of $113,381 or 20% from the first quarter of 2007. Volume growth increased net sales 4%, primarily due to higher volume in Russia, Germany and Poland, where A. Korkunov®, Extra® and Orbit®, respectively, drove growth, partially offset by lower volume in the U.K. and France. Favorable price/mix increased net sales 4%. Average translation of stronger European currencies, primarily the Russian ruble, euro and the Polish zloty, to the weaker U.S. dollar increased net sales approximately 12%.
Asia/Pacific net sales for the first quarter of 2008 were $317,447, an increase of $63,382 or 25% from the first quarter of 2007. Volume growth increased net sales 13%, primarily led by China, where the Extra and Doublemint® brands drove growth, and Australia and Vietnam. Favorable price/mix increased net sales 2%. Average translation of a stronger Chinese renminbi and Australian dollar to the weaker U.S. dollar increased net sales approximately 10%.

Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended
	March 31,
	2008	2007
Gross profit	53.1%	52.1%
Selling, general and administrative Advertising	(12.0)	(10.5)
Merchandising and promotion/other	(4.7)	(5.7)
Selling and other marketing	(10.1)	(10.5)
General and administrative	(7.6)	(8.5)

Total selling, general and administrative (SG&A)*	(34.5)	(35.3)

Operating income*	18.6%	16.8%

*	May not total due to rounding
Consolidated operating income for the first quarter of 2008 increased $59,368 or 28% compared to the first quarter of 2007. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 14%. Gross profit increased $117,547 or 18% from 2007 due to increased net sales while gross profit as a percentage of sales (gross profit margin) increased 1.0 percentage point primarily due to favorable price/mix in the quarter combined with restructuring charges in the prior quarter, partially offset by higher cost between quarters. Average translation of stronger foreign currencies increased gross profit approximately 9%. SG&A expense increased $58,179 or 13% from 2007, primarily due to increased advertising and selling expense funded in part through continued cost containment and timing of merchandising and promotion. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 7%.
North America operating income for the first quarter of 2008 increased $9,829 or 13% compared to the first quarter of 2007. Average translation of the Canadian dollar to the weaker U.S. dollar increased operating income approximately 1%. Gross profit increased $27,386 or 15% from 2007 due to higher gross profit margin and increased net sales. Average translation of the Canadian dollar to the U.S. dollar increased gross profit approximately 2%. Gross profit margin increased 4.3 percentage points compared to the prior period primarily due to favorable price/mix and lower restructuring charges, partially offset by higher cost. SG&A expense increased $17,557 or 16% primarily due to advertising, merchandising and promotion (brand support) and selling expense. Average translation of the Canadian dollar to the U.S. dollar increased SG&A expense approximately 2%.
EMEAI operating income for the first quarter of 2008 increased $15,317 or 11% compared to the first quarter of 2007. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 13%. Gross profit increased $47,627 or 14% from 2007 primarily due to increased net sales, partially offset by lower gross profit margin. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 12%. Gross profit margin decreased 3.1 percentage points compared to the first quarter of 2007 primarily due to unfavorable mix and cost, partially offset by favorable price. SG&A expense increased $32,310 or 16% primarily due to average foreign currency translation and increased brand support, selling expense and general administrative expense, including incremental expenses related to the acquisition of A. Korkunov (which was acquired mid-first quarter 2007). Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 11%.
Asia/Pacific operating income for the first quarter of 2008 increased $22,326 or 30% compared to the first quarter of 2007. Average translation of the stronger Chinese renminbi and Australian dollar to the weaker U.S. dollar increased operating income approximately 13%. Gross profit increased $41,010 or 30% from 2007 primarily due to increased net sales and higher gross profit margin. Average translation of stronger foreign currencies increased gross profit approximately 11%. Gross profit margin increased 2.0 percentage points primarily due to favorable cost and price/mix. SG&A expense increased $18,684 or 29% primarily due to increased brand support and selling expenses. The impact of average foreign exchange increased SG&A expense approximately 8%.
All Other operating expense for the first quarter of 2008 decreased $11,896 or 15% compared to the first quarter of 2007. The decrease was primarily due to timing and lower general and administrative expenses including global marketing, due to the marketing realignment in the fourth quarter of 2007, one-time costs in the prior period related to the separation of a former executive and lower restructuring charges.

Interest Expense
Interest expense for the first quarter of 2008 was $15,221, down $1,381 compared to the first quarter of 2007 due to lower average commercial paper balances outstanding during the first quarter of 2008, primarily due to the A. Korkunov acquisition in the prior year, and a decrease in short-term interest rates.
Investment Income
Investment income for the first quarter of 2008 was $3,389, up $1,499 compared to the first quarter of 2007. The increase was primarily due to higher average cash balances during the first quarter of 2008, partially offset by lower investment yields.
Other Income (Expense), Net
Other income (expense), net for the first quarter of 2008 was $9,800 of expense, compared to $16,703 of income in the first quarter of 2007. The change was primarily due to an approximately $14,000 gain on the sale of corporate assets in the prior period, foreign currency transaction losses in the current quarter and increased minority interest related to A. Korkunov.
Income Taxes
Income taxes for the first quarter of 2008 were $79,341, up $9,847 or 14% from the first quarter of 2007. The increase was primarily due to the increase in pretax earnings of $35,745 or 17% partially offset by a decrease in the effective tax rate. The consolidated effective tax rate decreased to 32.0% in the first quarter of 2008 compared to 32.75% in the first quarter of 2007 mainly due to geographic earnings mix. The Company expects a slightly lower tax rate in 2008 compared to 2007.
LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first three months of 2008 was $197,145 compared to $131,584 for the same period in 2007. The increase was primarily due to increased earnings and decreased working capital investment. The Company’s current ratio (current assets divided by current liabilities) was approximately 1.3 to 1 at March 31, 2008 compared to approximately 1.4 to 1 at December 31, 2007 due to increased short-term debt.
Additions to Property, Plant, and Equipment and Acquisition Activity
Capital expenditures for the first three months of 2008 were $25,381 compared to $35,546 in the first three months of 2007. The decrease was primarily due to timing as the Company expects additions to property, plant and equipment in 2008 will be somewhat higher than 2007. The Company plans to fund additions from cash flow from operations.
The Company closed on the acquisition of an additional 10% interest in A. Korkunov in the second quarter of 2008. The cost of this 10% interest, as well as the 10% interest expected to be acquired in 2009, is based on an earnings multiple that depends upon A. Korkunov’s fiscal year financial performance, in the year immediately prior to closing, in revenue and an earnings measure compared to agreed upon targets. The cost of the 10% interest acquired in the second quarter of 2008 was approximately $70,500. Additionally, as an adjustment to the initial closing and acquisition of an 80% interest in January 2007, the Company also paid, in the second quarter of 2008, an additional $25,000, due to A. Korkunov exceeding an agreed upon earnings target for fiscal year 2007. Thus, the Company’s total cash outlay, related to the A. Korkunov acquisition, was approximately $95,500 in the second quarter of 2008.
Borrowing Arrangements and External Capital Resources
At March 31, 2008, the Company had $170,000 of commercial paper outstanding under its commercial paper program bearing an average interest rate of 2.24% established pursuant to the April 29, 2005 Issuing and Paying Agency Agreement with JPMorgan Chase Bank.
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
On July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010 to support the commercial paper borrowings; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at March 31, 2008, the Company was compliant. The Company had no borrowings outstanding under the credit facility at March 31, 2008.

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
Forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Although the Company believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to vary. Significant factors that may cause actual results to differ materially from the forward-looking statements are included in the section entitled “Risk Factors” (refer to Part II, Item 1A) and those listed from time to time in the Company’s filings with the Securities and Exchange Commission and the risk factors or uncertainties listed herein or listed in any document incorporated by reference herein. The factors identified are believed to be significant factors, but not necessarily all of the significant factors, that could cause actual results to differ materially from those expressed in any forward- looking statement. Unpredictable or unknown factors could also have material effects on the Company. All forward-looking statements included in this report and in the documents incorporated by reference herein are expressly qualified in their entirety by the foregoing cautionary statements. Except as required by law, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Inherent in the Company’s operations are certain market risks related to foreign currency exchange rates, interest rates, and the equity markets. The Company’s primary area of market risk is foreign currency exchange rate risk. The Company identifies this risk and mitigates its financial impact through its corporate policies and hedging activities. The Company’s hedging activities include the use of derivative financial instruments. The Company uses derivatives only when the hedge is highly effective and does not use them for trading or speculative purposes. The counterparties to the hedging activities are highly rated financial institutions. The Company believes that movements in market values of financial instruments used to mitigate identified risks are not expected to have a material near-term impact on future earnings, cash flows, or reported fair values. The Company’s exposure to interest rate risk on the Company’s long-term debt is mitigated because it carries a fixed coupon rate of interest. There have been no material changes to the Company’s exposure to market risks since December 31, 2007. The Company’s exposure to equity price risk would not have a significant impact on future earnings, fair value or cash flows.
Item 4 — Controls and Procedures
(i) Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
(ii) Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A — Risk Factors
The Company’s operations and financial results are subject to a number of risks and uncertainties that could adversely affect the Company’s operations, performance, development or business. Significant factors that may cause actual results to differ materially include, without limitation:
•	Availability or retention of retail space. In those countries where the Company maintains market leadership in the gum segment, the Company’s ability to retain preferred retail space allocation will impact results. If the Company is not able to retain this allocation, the Company’s results could be negatively impacted.

•	Availability of raw materials. The Company uses many raw materials to manufacture chewing gum and other confectionery products including sugar, corn syrup, flavoring oils, polyols and high intensity sweeteners. While these products are generally readily available on the open market, if the Company is unable to maintain the availability, pricing and sourcing of these raw materials, the Company’s results could be negatively impacted.

•	Changes in demographics and consumer preferences. The Company operates in an increasingly competitive industry. As such, the Company’s continued success is dependent upon its ability to continue to create and market products which appeal to diverse consumers. Failure to adequately anticipate and react to changing demographics and product preferences, the failure of new or existing products to be favorably received or the Company’s inability to otherwise adapt to changing customer and consumer needs could result in increased capital, marketing or other expenditures or may result in a decrease in category share growth, any of which could have a material adverse effect on the Company’s operating results.

•	Changes in foreign currency and market conditions. Manufacturing and sales of a significant portion of the Company’s products are outside the United States. The majority of countries in which the Company operates tend to be politically, socially and economically stable. To the extent there is political or social unrest, civil war, terrorism, or significant economic instability, the results of the Company’s business in such countries could be negatively impacted. In addition, given the global nature of the Company’s business, the Company earns revenue, pays expenses, incurs liabilities and holds assets in a variety of foreign currencies which are translated into U.S. dollars for financial statement reporting purposes at the then — applicable exchange rate. Consequently, volatility in foreign currencies could have a material adverse effect on the Company’s results of operations.

•	Increased competition, discounting and other competitive actions. The Company competes worldwide with other well-established manufacturers of confectionery products, including chewing gum. The Company’s results may be negatively impacted by ineffective advertising, or by failure to sufficiently counter aggressive competitive actions. In addition, discounting and other competitive actions may make it more difficult for the Company to maintain its operating margins.

•	Underutilization of or inadequate manufacturing capacity. Unanticipated movements in consumer demands could result in inadequate manufacturing capacity or underutilization of the Company’s manufacturing capacity, which could negatively impact manufacturing efficiencies and costs.

•	Government regulations. Government regulations with respect to import duties, tariffs, taxes and environmental controls, both in and outside the United States, could negatively impact the Company’s costs and ability to compete in domestic or foreign marketplaces.

•	Labor Stoppages. To the extent the Company experiences any material labor stoppages, such disputes or strikes could negatively affect shipments from suppliers or shipments of finished product.

•	Outcome of integrating acquired businesses. The Company’s inability to successfully integrate any acquired businesses or assets could cause actual results to differ from anticipated results or expectations of the business.

•	Merger. On April 28, 2008, the Company announced that it had reached an agreement to merge with Mars, Incorporated, one of the world’s leading confectionery and consumer goods companies. To the extent the transaction is not consummated for any reason, our stock price may be adversely affected. In addition, inability to retain our key personnel during this period may have a material adverse effect on our operations and our financial results. Other related risks that could have a material adverse effect on our financial results include, without limitation: (a) the outcome of any legal proceedings which may be instituted against the Company and (b) risks that the proposed transaction disrupts current plans and operations.
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

			(c)
	(a)		Total Number of	(d)
	Total Number	(b)	Shares Purchased as	Approximate Dollar Value of
	of Shares	Average Price	Part of Publicly	Shares that May Yet Be
	Purchased	Paid Per	Announced Share	Purchased Under the Share
Period	(1)(2)	Share	Repurchase Plan	Repurchase Plan
January 1st — January 31st	1,686,000	$58.02	1,686,000	$955,875,000
February 1st — February 29th	1,365,000	$58.33	1,365,000	$876,244,000
March 1st — March 31st	922,000	$59.43	922,000	$821,430,000

(1)	Includes actual number of shares under the Board of Directors authorized and publicly announced Share Repurchase Program resolutions of May 19, 2006 and February 1, 2008 to purchase up to $500,000,000 and $800,000,000 of shares respectively, in the open market. At March 31, 2008, $821,430,000 remained available for repurchase under the program. The program will expire when the authorized amount is completely utilized.

(2)	Includes actual number of shares purchased by the Company in the open market, to provide shares for the Company’s Stock Deferral Program for Non-employee Directors under the Company’s 1997 Management Incentive Plan, as amended and the 2007 Management Incentive Plan. The Stock Deferral Program for Non-employee Directors increases Non-employee Director’s beneficial ownership in the Company and more closely aligns their interest in the long-term growth and profitability of the Company with that of the stockholder.
Item 4 — Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on Wednesday, March 12, 2008. At the Annual Meeting, stockholders considered the following proposals:
(1)	the election of three Class III Directors to serve on the Board until the Annual Meeting in 2011; and

(2)	the ratification of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2008.
Proposal 1 — Election of Three Class III Directors. At the Annual Meeting, the stockholders elected as Class III Directors John Rau, Richard K. Smucker and William Wrigley, Jr., each to serve for a three-year term expiring at the 2011 Annual Meeting of Stockholders. A total of 717,724,806 votes, representing shares of both Common Stock and Class B Common Stock, voting together as a single class, were represented for the election of each nominee as follows:

Nominee	For	Withheld	Abstain
John Rau	710,088,050	5,116,326	2,520,430
Richard K. Smucker	710,176,490	5,042,153	2,506,163
William Wrigley, Jr.	710,983,636	4,405,423	2,335,747
The term of office as a director of each of the following directors continued beyond the Annual Meeting:
John Bard, Howard B. Bernick, Melinda R. Rich, Thomas A. Knowlton, William D. Perez, Steven B. Sample and Alex Shumate.
Proposal 2 — Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors. With each class of stock voting together as a single class, a total of 717,724,806 votes were represented in connection with the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2008 as follows:

For	Against	Abstain
711,979,098	3,265,108	2,480,600

Item 6 — Exhibits
(a)	Exhibits reference is made to the Exhibit Index on page 19.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WM. WRIGLEY JR. COMPANY
(Registrant)

By	/s/SHAUN MARA Shaun Mara
Vice President and Controller
Authorized Signatory and Chief Accounting Officer

Date May 5, 2008

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
(Part II — Item 6)

Exhibit Number	Description of Exhibit

10.	Material Contracts
(a)*	Wm. Wrigley Jr. Company Executive Compensation Deferral Program (as amended and restated effective January 1, 2008).

(b)*	Wm. Wrigley Jr. Company Stock Award Program (as amended and restated effective January 1, 2008).

(c)*	Wm. Wrigley Jr. Company Savings Plan (as amended and restated effective January 1, 2008).

(d)*	Wm. Wrigley Jr. Company Supplemental Retirement Plan (as amended and restated effective January 1, 2008).
14.	Code of Ethics — Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on March 13, 2008.

31.	Rule 13a-14(a)/15d-14(a) Certification of:
(a)*	Mr. William D. Perez, President and Chief Executive Officer; and

(b)*	Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer.
32.	Section 1350 Certification of:
(a)*	Mr. William D. Perez, President and Chief Executive Officer; and

(b)*	Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer.

*	Indicates that such document is filed herewith.
Copies of Exhibits are not attached hereto, but the Registrant will furnish them upon request and upon payment to the Registrant of a fee in the amount of $20.00 representing reproduction and handling costs.