Form 10-Q
period 2008-06-30
WRIGLEY WM JR CO
filed 2008-08-05
CIK 108601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-800
WM. WRIGLEY JR. COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	36-1988190

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

410 North Michigan Avenue
Chicago, Illinois	60611

(Address of principal	(Zip Code)
executive offices)

(Registrant’s telephone number, including area code) 312-644-2121
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period That the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definition of accelerated filer, large accelerated filer and smaller reporting Company in Rule 12b-2 of the Securities Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ☑
218,664,257 shares of Common Stock and 54,043,124 shares of Class B Common Stock were outstanding as of July 31, 2008.

PART I — FINANCIAL INFORMATION — ITEM 1
WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF EARNINGS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share values)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$1,571,291	1,377,780	3,022,841	2,631,826

Cost of sales	708,402	644,547	1,389,405	1,237,442

Restructuring charges	—	4,486	—	12,635

Gross profit	862,889	728,747	1,633,436	1,381,749

Selling, general and administrative expense	564,976	465,819	1,065,951	908,617

Operating income	297,913	262,928	567,485	473,132

Interest expense	(16,072)	(17,123)	(31,293)	(33,725)

Investment income	5,393	2,537	8,782	4,427

Other income (expense), net	(2,277)	1,421	(12,077)	18,124

Earnings before income taxes	284,957	249,763	532,897	461,958

Income taxes	91,186	79,950	170,527	149,444

Net earnings	$193,771	169,813	362,370	312,514

Net earnings per share of common stock (basic)	$0.71	0.62	1.33	1.13

Net earnings per share of common stock (diluted)	$0.70	0.61	1.31	1.13

Dividends declared per share of common stock	$0.335	0.29	0.67	0.58

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (CONDENSED)
(Unaudited)
(All amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net earnings	$362,370	312,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,260	101,868
Net loss (gain) on retirements of property, plant and equipment	8,450	(13,735)
Non-cash share-based compensation	27,899	30,801
Deferred income taxes	6,157	1,112
(Increase) decrease in:
Accounts receivable	(39,085)	(22,222)
Inventories	7,077	43,575
Other current assets	(30,754)	(23,324)
Deferred charges and other assets	(9,101)	(14,386)
Increase (decrease) in:
Accounts payable and accrued expenses	26,821	(8,369)
Income and other taxes payable	3,875	18,083
Other noncurrent liabilities	24,081	11,333

Net cash provided by operating activities	504,050	437,250

INVESTING ACTIVITIES
Additions to property, plant and equipment	(86,206)	(97,759)
Proceeds from retirements of property, plant and equipment	3,261	23,165
Proceeds from sale of investments	635	685
Acquisition, net of cash acquired	(95,726)	(293,912)

Net cash used in investing activities	(178,036)	(367,821)

FINANCING ACTIVITIES
Dividends paid	(170,486)	(150,371)
Common Stock purchased and issued, net	(191,090)	(147,905)
Issuances of short-term debt, net	130,000	266,444

Net cash used in financing activities	(231,576)	(31,832)

Effect of exchange rate changes on cash and cash equivalents	10,070	3,440

Net increase in cash and cash equivalents	104,508	41,037
Cash and cash equivalents at beginning of period	278,843	253,666

Cash and cash equivalents at end of period	$383,351	294,703

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$161,485	142,397

Interest paid	$24,835	29,028

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
CONSOLIDATED BALANCE SHEET (CONDENSED)
(All amounts in thousands)

	(Unaudited)
	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$383,351	278,843
Short-term investments, at amortized cost	—	635
Accounts receivable (less allowance for doubtful accounts: 6/30/08 - $5,880; 12/31/07 - $5,791)	530,142	469,221
Inventories:
Finished goods	292,773	280,712
Raw materials, work in process and supplies	333,040	339,370

	625,813	620,082
Other current assets	200,201	180,997

Total current assets	1,739,507	1,549,778

Deferred charges and other assets	222,293	214,457
Goodwill	1,487,106	1,422,957
Other intangibles	493,742	484,256

Property, plant and equipment, at cost	3,033,384	2,870,917
Less accumulated depreciation	(1,458,606)	(1,310,853)

Net property, plant and equipment	1,574,778	1,560,064

Total assets	$5,517,426	5,231,512

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$130,000	—
Accounts payable and accrued expenses	903,714	871,901
Dividends payable	91,109	79,965
Income and other taxes payable	155,155	149,254

Total current liabilities	1,279,978	1,101,120

Other noncurrent liabilities	334,022	312,912
Long term debt	1,000,000	1,000,000

Total liabilities	2,614,000	2,414,032
Stockholders’ equity:
Preferred stock — no par value Authorized - 20,000 shares; Issued — None
Common Stock — no par value Authorized - 1,000,000 shares Issued — 233,036 and 231,579 shares at 6/30/08 and 12/31/07, respectively	14,116	14,084
Class B Common Stock — convertible Authorized - 300,000 shares Issued — 57,515 and 58,972 shares at 6/30/08 and 12/31/07, respectively	1,380	1,412
Additional paid-in capital	160,215	140,357
Retained earnings	3,445,959	3,264,484
Common Stock and Class B Common Stock in treasury, at cost - 18,133 and 15,176 shares at 6/30/08 and 12/31/07, respectively	(895,473)	(712,841)
Accumulated other comprehensive income	177,229	109,984

Total stockholders’ equity	2,903,426	2,817,480

Total liabilities and stockholders’ equity	$5,517,426	5,231,512

Notes to financial statements beginning on page 5 are an integral part of these statements.

WM. WRIGLEY JR. COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONDENSED)
(Unaudited)
(All amounts in thousands except for per share figures)
1. Basis of Presentation
The Consolidated Statement of Earnings (Condensed) for the three months ended and six months ended June 30, 2008 and 2007, the Consolidated Statement of Cash Flows (Condensed) for the six months ended June 30, 2008 and 2007, and the Consolidated Balance Sheet (Condensed) at June 30, 2008, are unaudited. In the Company’s opinion, the accompanying financial statements reflect all normal and recurring adjustments necessary to present fairly the results for the periods and have been prepared on a basis consistent with the 2007 audited consolidated financial statements. These Consolidated Financial Statements (Condensed) should be read in conjunction with the 2007 audited consolidated financial statements and related notes which are an integral part thereof. Certain amounts recorded in 2007 have been reclassified to conform to the 2008 presentation.
Conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions when preparing financial statements that affect assets, liabilities, revenues and expenses. Actual results may vary from those estimates.
2. Merger
On April 28, 2008, the Company announced that it had reached an agreement to merge with Mars, Incorporated, one of the world’s leading confectionery and consumer goods companies. As a result of this transaction, Wrigley will become a private company. Mars, Incorporated will acquire 100% of the outstanding stock of Wrigley and has agreed to pay $80 per each share of the Company’s Common Stock and Class B Common Stock. The terms of the transaction have been unanimously approved by the Wrigley Board of Directors. The Company incurred merger related expenses, including investment banking fees, legal fees and other such costs, of $16,788 in the second quarter and first six months of 2008. On August 4, 2008 the Company filed with the SEC its definitive proxy statement in connection with the Special Meeting of Stockholders scheduled for September 25, 2008. At the Special Meeting, stockholders of record as of July 28, 2008 will consider and vote upon the adoption of the Agreement and Plan of Merger, dated as of April 28, 2008, among the Company, Mars, Incorporated, New Uno Holdings Corporation, and New Uno Acquisition Corporation.
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
4. Acquisitions
On January 31, 2007, the Company acquired an 80% interest in A. Korkunov, a privately held premium chocolate company in Russia. The acquisition provided an opportunity for the Company to enter the chocolate confectionery marketplace, a significant component of the broader confectionery market, with a well recognized brand in a growing region. The Company acquired the 80% interest in A. Korkunov for $318,590, financing the acquisition through short-term debt and cash on hand. Included in this purchase price is $25,000 the Company paid in the second quarter of 2008 to A. Korkunov’s minority shareholders, due to the entity exceeding certain performance targets in 2007. The Company also acquired an incremental 10% interest in the second quarter of 2008 for an additional $70,726, including direct acquisition costs, and expects to acquire the final 10% interest in 2009. The results of operations have been included since January 31, 2007.
5. Restructuring
During the second quarter of 2005, the Company announced plans to restructure its North America production network in order to maximize supply chain efficiencies. As a result, the Company closed its chewing gum plant in Chicago, Illinois and its L.A. Dreyfus gum base subsidiary in Edison, New Jersey, transferring production to remaining facilities. The Company sold the New Jersey property in the fourth quarter of 2007, and held the Illinois property for sale at June 30, 2008; however, final sale will depend on certain activities, some of which are external and beyond the Company’s control.
Restructuring costs relate primarily to enhanced early retirement programs, severance, facility closure and accelerated depreciation resulting from the decreased useful lives of certain assets, as well as start-up costs related to the transfer of production. All expenses are recorded as restructuring charges in the Consolidated Statement of Earnings (Condensed). The Company incurred a $4,486 charge in the second quarter of 2007, including $4,138 in the North America segment with the remaining $348 in the All Other segment. The Company incurred a $12,635 charge for the first six months of 2007, including $8,789 in the North America segment with the remaining $3,846 in the All Other segment.
6. Debt
On April 29, 2005, the Company entered into an Issuing and Paying Agency Agreement with JPMorgan Chase Bank pursuant to which the Company may establish one or more unsecured commercial paper programs. At June 30, 2008, the Company had $130,000 of commercial paper outstanding under its commercial paper program bearing an average interest rate of 2.22%.
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
Also on July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010. The Company intends to use this credit facility primarily to support its commercial paper program; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants with which, at June 30, 2008, the Company was compliant. The Company had no borrowings outstanding under the credit facility at June 30, 2008.
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
Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included:

7. (Continued)

	Fair Value at June 30, 2008
Description	Level 1	Level 2	Level 3	Total
Assets:
Trusts holding deferred compensation investments	$127,282	—	—	127,282

Total assets	$127,282	—	—	127,282

Liabilities:
Liabilities related to deferred compensation held in trusts	$127,282	—	—	127,282
Foreign currency derivatives	—	8,231	—	8,231

Total liabilities	$127,282	8,231	—	135,513

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$193,771	169,813	362,370	312,514

Basic shares outstanding	272,010	274,961	272,612	275,490
Effect of dilutive securities – stock options, restricted stock and long-term stock grants	3,865	2,047	3,067	1,809

Dilutive shares outstanding	275,875	277,008	275,679	277,299

Net earnings per share:
Basic	$0.71	0.62	1.33	1.13
Diluted	$0.70	0.61	1.31	1.13
9. Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$193,771	169,813	362,370	312,514

Changes in accumulated other comprehensive income (loss):
Foreign currency translation, net of tax	1,921	20,305	68,925	29,051
All other changes, net of tax	(4,885)	5,801	(1,680)	9,057

Comprehensive income	$190,807	195,919	429,615	350,622

10. Pension and Other Post-retirement Benefit Plans
The following information provides the net periodic benefit costs for both the Company’s U.S. and non-U.S. pension and post-retirement plans, and an update on the total contributions paid and expected to be paid during the current year to the Company’s U.S. and non-U.S. pension and post-retirement plans.
The components of net pension benefit cost are as follows:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$5,300	3,700	4,200	4,200
Interest cost	7,300	6,900	5,400	4,100
Expected return on plan assets	(9,000)	(9,100)	(5,600)	(4,800)
Transition asset	—	—	(100)	(100)
Prior service costs	500	500	100	100
Net actuarial loss	600	300	700	800

Net pension benefit cost	$4,700	2,300	4,700	4,300

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$10,600	9,200	8,400	8,100
Interest cost	14,600	13,400	10,500	8,100
Expected return on plan assets	(18,000)	(17,800)	(11,100)	(9,300)
Transition asset	—	—	(200)	(200)
Prior service costs	1,000	1,000	200	200
Net actuarial loss	1,200	600	1,300	1,600

Net pension benefit cost	$9,400	6,400	9,100	8,500

The Company disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute approximately $400 to the U.S. pension plans in 2008. The Company continues to anticipate funding approximately $400 for the U.S. pension plans in 2008. The Company disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute approximately $17,100 to the non-U.S. plans in 2008. The Company currently anticipates funding approximately $13,400 to the non-U.S. plans in 2008. During the six months ended June 30, 2008, the Company contributed $280 to the U.S. plans and $4,600 to the non-U.S. plans.

10. (Continued)
The components of net post-retirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$800	900	1,600	1,800
Interest cost	1,100	1,300	2,200	2,100
Expected return on plan assets	(900)	(1,000)	(1,700)	(1,600)
Prior service costs	(100)	(100)	(200)	(200)
Net actuarial loss	300	300	600	500

Net post-retirement benefit cost	$1,200	1,400	2,500	2,600

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute approximately $5,200 to the post-retirement plans in 2008. The Company continues to anticipate funding approximately $5,200 to the post-retirement plans in 2008. During the six months ended June 30, 2008, the Company contributed $2,600 to the post-retirement plans.
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
Descriptions of the Company’s reportable segments are as follows:
•	North America — These operations manufacture and market gum and other confectionery products in the U.S. and Canada. The U.S. accounts for approximately 90% of North America’s net sales in all periods.

•	EMEAI —These operations, which include two operating segments, West Europe and East/South Europe, that have been aggregated into a single reporting segment due to similar economic characteristics, products and customer and distribution types, manufacture and market gum and other confectionery products principally in Europe as well as in the Middle East, Africa and India.

•	Asia/Pacific — These operations manufacture and market gum and other confectionery products in a number of Asian and Pacific region geographies including China, Taiwan, the Philippines and Australia.

•	All Other — These operations manufacture gum base, manufacture and market gum and other confectionary products in Latin America and include corporate expenses such as costs related to research and development, information systems and certain administrative functions.

11. (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Sales	2008	2007	2008	2007
North America	$474,475	452,110	907,666	866,097
EMEAI	782,578	671,451	1,461,666	1,237,158
Asia/ Pacific	290,238	231,601	607,685	485,666
All Other	24,000	22,618	45,824	42,905

Net sales	$1,571,291	1,377,780	3,022,841	2,631,826

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Income	2008	2007	2008	2007
North America	$114,506	95,520	200,449	171,634
EMEAI	206,930	189,177	362,122	329,052
Asia/Pacific	79,170	63,466	175,122	137,091
All Other	(102,693)	(85,235)	(170,208)	(164,645)

Operating income	$297,913	262,928	567,485	473,132

PART I — FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(All amounts in thousands except for per share figures)
RESULTS OF OPERATIONS
Overview
The Wm. Wrigley Jr. Company (the Company or Wrigley) achieved 15% growth in diluted earnings per share in the second quarter of 2008 compared to the second quarter of 2007. Diluted earnings per share increased to $0.70 in the second quarter of 2008 compared to $0.61 in the second quarter of 2007, due to earnings growth across all segments, a $0.08 per share favorable impact from foreign exchange and a $0.01 per share favorable impact due to restructuring charges in the prior period, partially offset by a $0.04 unfavorable impact related to expenses associated with the planned merger with Mars.
The Company achieved 16% growth in diluted earnings per share in the first six months of 2008 compared to the first six months of 2007. Diluted earnings per share increased to $1.31 in the first six months of 2008 compared to $1.13 in the first six months of 2007, due to earnings growth across all segments, a $0.15 per share favorable impact from foreign exchange, a $0.03 per share favorable impact due to restructuring charges in the prior period, partially offset by a $0.03 unfavorable impact due to a gain on the sale of corporate assets in the prior period and a $0.04 unfavorable impact related to expenses associated with the planned merger with Mars. Additionally, the Company’s effective tax rate decreased to 32.0% from 32.4% in the first six months of 2007. The Company expects a slightly lower tax rate compared to 2007 to continue through 2008.
Net sales increased 14% and 15% in the second quarter and first six months of 2008, respectively, driven primarily by average translation of foreign currencies and price/mix. Net sales growth was particularly strong in Asia/Pacific and EMEAI, led by double digit volume growth in China and Russia, respectively. Net sales in North America increased moderately despite declines in U.S. volume.
Average foreign currency translation favorably impacted diluted earnings per share in the second quarter and first six months of 2008 compared to the respective periods in 2007. This benefit was primarily due to average translation rates of stronger foreign currencies, particularly the euro, Polish zloty, Chinese renminbi, Russian ruble and Australian dollar, to the weaker U.S. dollar. The Company maintains a strong global presence and expects that future exchange rate fluctuations will continue to impact results of operations.
The operating geographic regions below have been revised as of the first quarter of 2008 to reflect the Company’s current management and reporting structure. In 2008, the Company moved the Pacific and Latin America regions from their previous Other Geographic Regions segment into Asia/Pacific and All Other, respectively.
On April 28, 2008, the Company announced that it had reached an agreement to merge with Mars, Incorporated, one of the world’s leading confectionery and consumer goods companies. As a result of this transaction, Wrigley will become a private company. Mars, Incorporated will acquire 100% of the outstanding stock of Wrigley and has agreed to pay $80 per each share of the Company’s Common Stock and Class B Common Stock. The terms of the transaction have been unanimously approved by the Wrigley Board of Directors. The Company incurred merger related expenses, including investment banking fees, legal fees and other such costs, of $16,788 in the second quarter and first six months of 2008.
2008 vs. 2007 Second Quarter
Net Sales
Consolidated net sales for the second quarter of 2008 were $1,571,291, an increase of $193,511 or 14% from the second quarter of 2007. Volume growth increased net sales 1% and price/mix increased net sales 5%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 8%.
North America net sales for the second quarter of 2008 were $474,475, an increase of $22,365 or 5% from the second quarter of 2007. Favorable price/mix increased net sales 9% due to pricing increases phased in across the product portfolio beginning late in the second quarter of 2007. Volume declines, primarily due to U.S. nongum products, decreased net sales 5%. Average translation of the stronger Canadian dollar to the weaker U.S. dollar increased net sales approximately 1%.
EMEAI net sales for the second quarter of 2008 were $782,578, an increase of $111,127 or 17% from the second quarter of 2007. Volume growth increased net sales 1%, primarily due to higher volume in Russia, partially offset by lower volume in the U.K. and Spain. Favorable price/mix increased net sales 4%. Average translation of stronger European currencies, primarily the Russian ruble, euro and the Polish zloty, to the weaker U.S. dollar increased net sales approximately 12%.
Asia/Pacific net sales for the second quarter of 2008 were $290,238, an increase of $58,637 or 25% from the second quarter of 2007. Volume growth increased net sales 12%, primarily led by China, where the Extra® and Doublemint® brands drove growth, and Australia and Vietnam. Favorable price/mix increased net sales 1%. Average translation, primarily from a stronger Chinese renminbi and Australian dollar to the weaker U.S. dollar, increased net sales approximately 12%.
Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Three Months Ended
	June 30,
	2008	2007
Gross profit	54.9%	52.9%
Selling, general and administrative
Advertising	(11.5)	(10.7)
Merchandising and promotion/other	(5.8)	(4.6)
Selling and other marketing	(9.8)	(10.2)
General and administrative	(8.8)	(8.3)

Total selling, general and administrative*	(36.0)	(33.8)

Operating income*	19.0%	19.1%

*	May not total due to rounding
Consolidated operating income for the second quarter of 2008 increased $34,985 or 13% compared to the second quarter of 2007. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 12%. Gross profit increased $134,142 or 18% from 2007 due to increased net sales while gross profit as a percentage of sales (gross profit margin) increased 2.0 percentage point primarily due to favorable price/mix combined with restructuring charges in the prior quarter, partially offset by slightly unfavorable cost in the quarter. Average translation of stronger foreign currencies increased gross profit approximately 9%. Selling, general and administrative (SG&A) expense increased $99,157 or 21% from 2007, primarily due to increased advertising and merchandising and promotion. In addition, the second quarter of 2008 also included merger expenses of $16,788. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 7%.
North America operating income for the second quarter of 2008 increased $18,986 or 20% compared to the second quarter of 2007. Average translation of the Canadian dollar to the weaker U.S. dollar increased operating income approximately 1%. Gross profit increased $29,462 or 14% from 2007 due to higher gross profit margin and increased net sales. Average translation of the Canadian dollar to the U.S. dollar increased gross profit approximately 1%. Gross profit margin increased 4.0 percentage points compared to the prior period primarily due to favorable price/mix and restructuring charges in the prior quarter. SG&A expense increased $10,476 or 9% primarily due to higher advertising, merchandising and promotion (brand support) partially offset by lower general and administrative expense. Average translation of the Canadian dollar to the U.S. dollar increased SG&A expense approximately 1%.
EMEAI operating income for the second quarter of 2008 increased $17,753 or 9% compared to the second quarter of 2007. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 12%. Gross profit increased $69,603 or 18% from 2007 primarily due to increased net sales and gross profit margin. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 13%. Gross profit margin increased 0.5 percentage points compared to the second quarter of 2007 primarily due to favorable price, partially offset by higher cost and unfavorable mix. SG&A expense increased $51,850 or 25% primarily due to average foreign currency translation, increased brand support and selling expense. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 14%.
Asia/Pacific operating income for the second quarter of 2008 increased $15,704 or 25% compared to the second quarter of 2007. Average translation of the stronger Chinese renminbi and Australian dollar to the weaker U.S. dollar increased operating income approximately 14%. Gross profit increased $37,782 or 30% from 2007 primarily due to increased net sales and higher gross profit margin. Average translation of stronger foreign currencies increased gross profit approximately 12%. Gross profit margin increased 2.0 percentage points primarily due to favorable cost and price/mix. SG&A expense increased $22,078 or 36% primarily due to increased brand support and selling expenses. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 10%.

All Other operating expense for the second quarter of 2008 increased $17,458 or 21% compared to the second quarter of 2007. The increase was primarily due to merger expenses, partially offset by lower central marketing expenses including global marketing, due to the marketing realignment in the fourth quarter of 2007 and restructuring charges in the second quarter of 2007.
Interest Expense
Interest expense for the second quarter of 2008 was $16,072, down $1,051 compared to the second quarter of 2007 due to a decrease in short-term interest rates, partially offset by a slight increase in the average commercial paper balances outstanding during the second quarter of 2008 compared to the second quarter of 2007.
Investment Income
Investment income for the second quarter of 2008 was $5,393, up $2,856 compared to the second quarter of 2007. The increase was primarily due to higher average cash balances and higher international investment yields during the second quarter of 2008.
Other Income (Expense), Net
Other income (expense), net for the second quarter of 2008 was $2,277 of expense, compared to $1,421 of income in the second quarter of 2007. The change was primarily due to a foreign currency transaction gain in the second quarter of 2007.
Income Taxes
Income taxes for the second quarter of 2008 were $91,186, up $11,236 or 14% from the second quarter of 2007. The increase was primarily due to the increase in pretax earnings as the effective tax rate remained consistent at 32.0% between periods.
2008 vs. 2007 First Six Months
Net Sales
Consolidated net sales for the first six months of 2008 were $3,022,841, an increase of $391,015 or 15% from the first six months of 2007. Volume growth increased net sales 1% and price/mix increased net sales 6%. Average translation of stronger foreign currencies to the weaker U.S. dollar increased net sales approximately 8%.
North America net sales for the first six months of 2008 were $907,666, an increase of $41,569 or 5% from the first six months of 2007. Favorable price/mix increased net sales 11% due to pricing increases phased in across the product portfolio beginning late in the second quarter of 2007. Volume declines, primarily due to U.S. nongum products, decreased net sales 7%. Average translation of the stronger Canadian dollar to the weaker U.S. dollar increased net sales approximately 1%.
EMEAI net sales for the first six months of 2008 were $1,461,666, an increase of $224,508 or 18% from the first six months of 2007. Volume growth increased net sales 2%, primarily due to higher volume in Russia and India, partially offset by lower volume in the U.K. and France. Favorable price/mix increased net sales 4%. Average translation of stronger European currencies, primarily the Russian ruble, euro and the Polish zloty, to the weaker U.S. dollar increased net sales approximately 12%.
Asia/Pacific net sales for the first six months of 2008 were $607,685, an increase of $122,019 or 25% from the first six months of 2007. Volume growth increased net sales 12%, primarily led by China, where the Extra and Doublemint brands drove growth, and Australia and Vietnam. Favorable price/mix increased net sales 2%. Average translation of a stronger Chinese renminbi and Australian dollar to the weaker U.S. dollar increased net sales approximately 11%.

Operating Income
The following table presents components of operating income as a percentage of net sales. Other expense reported in merchandising and promotion includes brand research and royalty fees.

	Six Months Ended
	June 30,
	2008	2007
Gross profit	54.0%	52.5%
Selling, general and administrative
Advertising	(11.8)	(10.6)
Merchandising and promotion/other	(5.3)	(5.1)
Selling and other marketing	(10.0)	(10.3)
General and administrative	(8.2)	(8.4)

Total selling, general and administrative*	(35.3)	(34.5)

Operating income*	18.8%	18.0%

*	May not total due to rounding
Consolidated operating income for the first six months of 2008 increased $94,353 or 20% compared to the first six months of 2007. Average translation of stronger foreign currencies to the weaker U.S. dollar increased operating income approximately 13%. Gross profit increased $251,687 or 18% from 2007 due to increased net sales while gross profit as a percentage of sales (gross profit margin) increased 1.5 percentage points primarily due to favorable price/mix combined with restructuring charges in the prior year, partially offset by slightly higher cost. Average translation of stronger foreign currencies increased gross profit approximately 9%. SG&A expense increased $157,334 or 17% from 2007, primarily due to increased advertising and selling expense. In addition, the first six months of 2008 also included $16,788 of merger expenses. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 7%.
North America operating income for the first six months of 2008 increased $28,815 or 17% compared to the first six months of 2007. Average translation of the Canadian dollar to the weaker U.S. dollar increased operating income approximately 1%. Gross profit increased $56,848 or 14% from 2007 due to higher gross profit margin and increased net sales. Average translation of the Canadian dollar to the U.S. dollar increased gross profit approximately 1%. Gross profit margin increased 4.1 percentage points compared to the prior period primarily due to favorable price/mix and restructuring charges in the prior quarter, partially offset by higher cost. SG&A expense increased $28,033 or 12% primarily due to advertising and merchandising and promotion (brand support). Average translation of the Canadian dollar to the U.S. dollar increased SG&A expense approximately 1%.
EMEAI operating income for the first six months of 2008 increased $33,070 or 10% compared to the first six months of 2007. Average translation of foreign currencies to the U.S. dollar increased operating income approximately 13%. Gross profit increased $117,230 or 16% from 2007 primarily due to increased net sales, partially offset by lower gross profit margin. Average translation of foreign currencies to the U.S. dollar increased gross profit approximately 12%. Gross profit margin decreased 1.1 percentage points compared to the first six months of 2007 primarily due to unfavorable mix and cost, partially offset by favorable price. SG&A expense increased $84,160 or 21% primarily due to average foreign currency translation and increased brand support and selling expense. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 12%.
Asia/Pacific operating income for the first six months of 2008 increased $38,031 or 28% compared to the first six months of 2007. Average translation of the stronger Chinese renminbi and Australian dollar to the weaker U.S. dollar increased operating income approximately 14%. Gross profit increased $78,792 or 30% from 2007 primarily due to increased net sales and higher gross profit margin. Average translation of stronger foreign currencies increased gross profit approximately 11%. Gross profit margin increased 2.0 percentage points primarily due to favorable cost and price, partially offset by unfavorable mix. SG&A expense increased $40,761 or 32% primarily due to increased brand support and average foreign currency translation. Average translation of foreign currencies to the U.S. dollar increased SG&A expense approximately 8%.
All Other operating expense for the first six months of 2008 increased $5,563 or 3% compared to the first six months of 2007. The increase was primarily due to merger expenses, partially offset by lower central marketing expenses including global marketing, due to the marketing realignment in the fourth quarter of 2007 and restructuring charges in the first six months of 2007.
Interest Expense
Interest expense for the first six months of 2008 was $31,293, down $2,432 compared to the first six months of 2007 due to lower average commercial paper balances outstanding during the first six months of 2008, primarily due to the A. Korkunov acquisition in the prior year, and a decrease in short-term interest rates.

Investment Income
Investment income for the first six months of 2008 was $8,782, up $4,355 compared to the first six months of 2007. The increase was primarily due to higher average cash balances and higher international investment yields during the first six months of 2008.
Other Income (Expense), Net
Other income (expense), net for the first six months of 2008 was $12,077 of expense, compared to $18,124 of income in the first six months of 2007. The change was primarily due to an approximately $14,000 gain on the sale of corporate assets in the prior period and foreign currency transaction losses in the first six months of 2008.
Income Taxes
Income taxes for the first six months of 2008 were $170,527, up $21,083 or 14% from the first six months of 2007. The increase was primarily due to the increase in pretax earnings of $70,939 or 15% partially offset by a decrease in the effective tax rate. The consolidated effective tax rate decreased to 32.0% in the first six months of 2008 compared to 32.4% in the first six months of 2007 mainly due to geographic earnings mix.
LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flow and Current Ratio
Net cash provided by operating activities for the first six months of 2008 was $504,050 compared to $437,250 for the same period in 2007. The increase was primarily due to increased earnings. The Company’s current ratio (current assets divided by current liabilities) was approximately 1.4 to 1 at June 30, 2008 and December 31, 2007.
Additions to Property, Plant, and Equipment
Capital expenditures for the first six months of 2008 were $86,206 compared to $97,759 in the first six months of 2007. The decrease was primarily due to timing as the Company expects additions to property, plant and equipment in 2008 will be somewhat higher than 2007. The Company plans to fund additions from cash flow from operations.
The Company closed on the acquisition of an additional 10% interest in A. Korkunov in the second quarter of 2008. The cost of this 10% interest, as well as the final 10% interest expected to be acquired in 2009, was based on an earnings multiple that depends upon A. Korkunov’s fiscal year financial performance in the year immediately prior to closing compared to agreed upon targets. The cost of the 10% interest acquired in the second quarter of 2008 was $70,726, including direct acquisition costs. Additionally, as an adjustment to the initial closing and acquisition of the 80% interest in January 2007, the Company also paid, in the second quarter of 2008, an additional $25,000, due to A. Korkunov exceeding an agreed upon financial target for fiscal year 2007. Thus, the Company’s total cash outlay related to the A. Korkunov acquisition was $95,726 in the second quarter of 2008.
Borrowing Arrangements and External Capital Resources
At June 30, 2008, the Company had $130,000 of commercial paper outstanding under its commercial paper program bearing an average interest rate of 2.22% established pursuant to the April 29, 2005 Issuing and Paying Agency Agreement with JPMorgan Chase Bank.
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
On July 14, 2005, the Company entered into an agreement for a $600,000 five-year credit facility maturing in July 2010 to support the commercial paper borrowings; however, the Company may also draw on the facility for general purposes. Under certain conditions, the Company may request an increase in aggregate commitment under this credit facility, not to exceed a total of $1,000,000. This credit facility requires maintenance of certain financial covenants, with which, at June 30, 2008, the Company was compliant. The Company had no borrowings outstanding under the credit facility at June 30, 2008.

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
Item 4 — Controls and Procedures
(i) Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
(ii) Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date August 5, 2008

WM. WRIGLEY JR. COMPANY AND WHOLLY OWNED ASSOCIATED COMPANIES
INDEX TO EXHIBITS
(Part II — Item 6)

Exhibit
Number	Description of Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

	(a)	Agreement and Plan of Merger, dated April 28, 2008, among Wm. Wrigley Jr. Company, Mars, Incorporated, New Uno Holdings Corporation and New Uno Acquisition Corporation (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on April 30, 2008).

4.	Instruments Defining the Rights of Security Holders

	(a)	Amendment to Rights Agreement, dated April 27, 2008, by and between Wm. Wrigley Jr. Company and ComputerShare Trust Company N.A. (as successor to EquiServe, L.P.), as Rights Agent, dated June 1, 2001 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 30, 2008).

10.	Material Contracts

	(a)*	Amendment to Wm. Wrigley Jr. Company Executive Compensation Deferral Program effective July 1, 2008.

	(b)*	Amendment to Wm. Wrigley Jr. Company Stock Award Program effective July 1, 2008.

31.	Rule 13a-14(a)/15d-14(a) Certification of:

	(a)*	Mr. William D. Perez, President and Chief Executive Officer; and

	(b)*	Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer.

32.	Section 1350 Certification of:

	(a)*	Mr. William D. Perez, President and Chief Executive Officer; and

	(b)*	Mr. Reuben Gamoran, Senior Vice President and Chief Financial Officer.

*	Indicates that such document is filed herewith.